Form 10-K
period 2014-12-31
House of BODS Fitness, Inc.
filed 2015-12-24
CIK 1584489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55405

House of BODS Fitness, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0620286
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3234 NW 29th Ave Boca Raton, FL	33434
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 221-4943

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]. No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $117,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,070,000 shares of common stock are issued and outstanding as of December 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “House of BODS” and “our” refer to House of BODS Fitness, Inc., a Delaware corporation.

General

We were incorporated in the state of Delaware on October 13, 2010. Our business operations were originally conducted under a wholly owned subsidiary, BODS…Transcending Company (BODT). BODT was incorporated in the state of Florida on September 11, 2007 and was terminated on September 26, 2014. In 2014, the Company determined that it no longer needed to continue to operate through a subsidiary and all of its operations were transferred to Company.

Our founder and Chief Executive Officer, Tammy Skalko, is our only full-time employee, and we currently have no part-time employees or contracted dance/fitness instructors. Ms. Skalko has recently developed her own dance fitness program, which has become very popular with our clients since she began teaching the program. Our fitness program, created for women, works out “body and mind”, elevating the spirit while burning calories. The mantra of “anything is possible if you believe baby” runs through the program and “sweat yourself sexy” is one of the many tenets of the fun dance sessions encompassing our fitness program. Our new approach to exercise, making exercise fun through dance, TRX training, and kickboxing takes the bore and lack of motivation out of traditional exercising and entices the audience with flirty, fun and sexy moves that keep them wanting more. Our program creates a style of exercise that captivates our participants in such a way that it keeps them moving. Our “fun” atmosphere motivates the individual to keep going, while benefiting from the exercise. Ms. Skalko, our CEO, has led a hectic life as the mother of 4 children. She has personally found that the House of Bods Fitness program has helped her maintain her figure and given her the energy required to run a business and raise her children.

The Company has recently focused on training and business development and therefore does not presently have any dance studios open. Ms. Skalko continues to provide four clients with private training sessions in their homes. These clients each average two sessions per week at $20-25 per session. The Company counts a client as any individual who has purchased at least one class or personal training session. The Company is currently looking for a suitable site to lease or purchase to resume dance classes and training sessions. The Company intends to resume classes and increase personal training sessions within 30 days of acquiring a facility. After reviewing some major markets in Atlanta, LA, Toronto, Daytona Beach and Austin, TX, the Company has settled its search for an appropriate facility to the South Florida regions, including Boca Raton, West Palm Beach and/or Ft. Lauderdale as the most promising. These areas combine the Company’s need for affordable space together with demographics most likely to desire the Company’s unique brand of fitness (among other things: disposable income and openness towards trendy, sexy, dancing.). The Company will be focusing their efforts over the coming year to acquiring an acceptable facility and reinstituting classes.

Clients will be able to purchase a package of either six sessions/classes for $240 or 12 sessions/classes for $420. There is no monthly membership option for studio classes and personal training sessions. Since our classes and individual personal training sessions will generally be of interest to individuals who live near our corporate location, we expect to market the benefits of our classes and individual sessions through local advertising. We estimate, based on previous experience in our prior studio, that within 60 days of the start of classes and sessions, we will have 15-30 clients who will book 6-8 classes or sessions per month with an average spending of $210-$320 per client each month. There is no guarantee that we will be successful in obtaining clients.

Online Videos and DVDs

Upon receipt of sufficient working capital, we propose to produce our first dance fitness video series and our initial infomercial. In order to produce and launch our fitness video series, the Company has commenced research for a contractor to film and mass produce the series. Ms. Skalko has already started planning for the content of the videos. She will be the primary instructor in the video series alongside several independently contracted instructors who will show modified versions of the various routines. The next step, which may take up to six months to complete, will be to prepare for the filming. This may include a model search, script editing and securing an appropriate location. The initial DVD series will contain four DVDs with different styles of dance fitness on each. Customers will be able to purchase the DVDs individually or as a set. Based on research done by the Company, we believe the cost to produce and package a DVD series may be $16.97 per set or $4.25 per individual DVD. We anticipate charging $69.99 for each set or $16.99 per individual DVD. The four styles will be:

●	“Chair-otica”, a fun dance aerobics class using a chair as a prop and set to familiar top 40 songs;

●	“Erotic Movement”, a tantric, slow moving workout performed on a mat designed to teach sensual body awareness through movement, as well as flexibility work;

●	“Body Blast”, a workout very similar to a typical lifestyle fitness class which will use bands, balls, and mats to tone, tighten and tone; “Pole Dance”, a class that will teach basic pole dance moves, spins, and transitions while getting an aerobic dance workout.

Infomercials typically go through a period of on-air testing and other means such as focus groups to obtain feedback that can be used to make edits designed to elicit the greatest consumer response. We expect to test market our infomercial with the intention of obtaining the right formula to attract sales and make the economics of airing the infomercial nationally viable. If successful in raising sufficient working capital to do so, we will build our customer base through our infomercial and web marketing. While infomercials will be the initial focus for our channel distribution strategy, we expect to sell our products through additional channels, including retail. Our marketing campaign will be designed to be integrated with a retail strategy such that the infomercial helps drive retail sales and build awareness for our product among consumers. We expect to take our DVDs to retail stores after they have gained success in the direct-to-consumer market but prior to the direct-to-consumer market being saturated.

Possible obstacles include being unable to secure a favorable proposal from a contractor to produce and launch the film, or we may be unable to start filming in our suggested timeframe. Other possible obstacles to our DVD series include complications in finding the right extra instructors to demonstrate variations on the routines, difficulty in finding a suitable location to film, and unforeseen delays from the post-film production crew. Complications with any of the above listed factors could cause a delay in the production and launch of our fitness DVD series. The Company intends to spend between $125,000 and $455,000 on the production, launch, and marketing of its online videos and DVDs.

Website Updates

We believe that our website, www.houseofbodsfitness.com, will be an integral component of our direct response television marketing (DRTV) campaigns. Our website may also serve as a tool to further educate the consumer about our video series and other fitness related products, including exercise equipment and apparel we intend to offer. It is our purpose to drive traffic to our websites via the airings of our infomercial, press coverage, and online marketing, including banner advertisements and email marketing. We will require sufficient working capital to complete these programs and will need to develop operating systems to effect online sales. There can be no assurance we will have the resources to do so. The Company contracted with Rank Executives to improve our internet presence with an updated website that is functioning and aesthetically pleasing. The Company worked with Rank Executives to create logos and graphics that can be used to increase traffic to the site. Rank Executives have also laid the foundation for the e-commerce functionality that the site will require once our DVD series has been produced.

Fee-based Virtual Community

We anticipate that we will be able to gain exposure to a large number of targeted individuals through our infomercial and other marketing approaches. If we are able to achieve 50,000 unique individual visitors to our website, we hope to offer an online virtual community to paying members for an anticipated price of $29.99 per month. This monthly membership will offer a community of services and support geared toward women including support emails, personalized downloadable classes and access to additional video tutorials of interest. There is no guarantee that the Company will be successful in generating 50,000 unique visitors to the website. The Company reserves the right to reconsider the event which will trigger the offering of a paid subscription service as described in this paragraph at their sole discretion. Possible obstacles to implementing our paid subscription service to a virtual community include not being able to secure a favorable proposal for the website design and not being able to generate enough content for the virtual community.

We propose to grow our business by expanding and increasing our online commerce. Anytime money is exchanged over the internet, there are concerns regarding fraud, privacy and other unknown problems.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could harm our business. We expect our customers to authorize us to bill their credit card accounts directly for all transactions charged by us. We will rely on encryption and authorization technology to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers.

Viral/Social Media Marketing

In order to expand our database, we have begun to utilize viral marketing techniques (marketing techniques that use preexisting social networks to produce increases in brand awareness through self-replicating viral processes). For example, we have established a Facebook account and plan to incorporate Twitter, YouTube, and other social media sites to market our fitness videos and provide free content and previews of our new and developing products. Ms. Skalko currently is in charge of our social media presence. The Company does not believe it will require any additional financing to utilize viral marketing techniques to expand our database.

Affiliate Programs

We hope to form partnerships or distributorship with owners of websites to allow our partners to earn a commission by promoting our products and/or brand links (text, images, banners, products) on our affiliates’ websites. We expect to provide affiliates with a range of banners, coupons, and product links for our DVDs and other products. Using web-based technology, we expect to be able to track visitors from each affiliate site. Affiliate sites could include fitness sites, as well as sites dedicated to selling products from infomercials (i.e., www.asseenontv.com). The Company does not believe it will require any additional financing to utilize affiliate marketing programs.

Competition

The fitness club industry is highly competitive and continues to become more competitive. In the market in which we operate or the markets in which we expect to operate, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. The number of competitor clubs that offer lower pricing and a lower level of service continue to grow in our markets and in markets in which we expect to operate. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, also compete against our suburban, fitness-only models. We will face intense competition in the DVD fitness arena, including from fitness DVDs productions featuring entertainment and other icons who are well established in this and other industries. Zumba and Dancing with the Stars are two examples of popular dance fitness DVDs. Many of these competitors are well established and have substantially more resources available to them then we do.

Material Agreements

The Company currently has no material agreements.

Certain Relationships and Related Transactions

From November 2007 to November 2013, the Company did not pay any rent for the use of the facility that housed our fitness operations. The facility was 100% owned by an entity owned by the Company’s majority shareholder. There was no agreement for the Company to pay rent, nor was there a binding agreement for use of the facility to be provided indefinitely on a rent-free basis. The fair value of this arrangement was reflected in the financial statements as rent expense and a capital contribution by a shareholder. The Company ceased operations at this facility in October 2013. The Company recorded rent expense of $16,200 for the period ended December 31, 2013. The Company leased storage and video filming space in 2014 and recorded rent expense of $2,806 for the period ending December 31, 2014.

The Company has one convertible promissory note dated September 13, 2013, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $10,000, which was due in full on or before September 13, 2015. This Note is now month to month. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated May 19, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which is payable on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000, accruing interest at a rate of 12% per annum.

The Company has one convertible promissory note dated October 28, 2014, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $20,000, which will be due in full on or before October 28, 2016. No payments have been made on this note for the fiscal year ending December 31, 2014, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated October 31, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which will be due in full on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000. There is no interest accruing on this Note.

The Company has one convertible promissory note dated January 23, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

The Company has one Convertible Promissory Note dated May 21, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share.

Intellectual Property

The Company does not hold rights to any intellectual property at this time.

Governmental Regulations

Not applicable.

EMPLOYEES

We presently have only one (1) employee, who is also our President and CEO. Staffing levels will be determined as we progress and grow. The level of employees is primarily contingent on the funds available for operations. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR FINANCIAL CONDITION

We will need additional infusions of capital.

We will need outside funding to provide the working capital necessary to implement our business plan. Funding is necessary for us to produce our initial dance fitness DVD and online video series and infomercial and to increase our presence on the internet. If we fail to arrange for sufficient working capital in the future, we will not be able to expand operations until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. If we do not raise the necessary capital, we may not be able to continue as a going concern. Debt financing must be repaid regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations.

Any capital we do raise will likely result in dilution to our stockholders’ ownership and voting rights in our company.

Equity financing will result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our Common Stock. We may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

We have limited working capital.

Because we are small and have limited working capital, we must limit our operations and carefully execute our business plan. Because we will have to limit our operations based on available working capital, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Our auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2014 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $239,862 as of December 31, 2014 and have limited revenues. Our future is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months due to our ability to issue debt and equity securities, seek strategic partners and our current proposal to initiate additional revenue streams through our proposed dance fitness DVD’s, the opening of a new studio, and our online community membership fees.

To meet our objectives, we will need to continue to raise additional capital through the sale of our common stock and debt financing in order to support existing operations and expand the range and scope of our business. However, there are no assurances that we will be successful in raising capital through an equity or debt offering on acceptable terms and in a timely manner, if at all. We have no formal, binding commitments for funding from debt and equity securities. There is no assurance that we will obtain strategic partners or be able to generate sufficient additional revenue through the source identified above. The failure to obtain the necessary working capital would have a material adverse effect on our business prospects and, if there is a shortfall, the Company may have to curtail or cease its operations.

RISKS RELATED TO OUR BUSINESS

We have recently changed our business plan and do not have sufficient operating history in the dance fitness DVD and online video industry to know if we can implement this plan successfully.

We commenced operations as House of BODS Fitness, Inc. in late 2010 and have no operating history in the dance fitness DVD and online video industry on which an evaluation of our company’s new venture can be measured. For that reason, it may be difficult for a potential investor to judge our prospects for success.

House of BODS Fitness, Inc. was incorporated on October 13, 2010 and has not had a significant operating history from which to evaluate our business and prospects. BODS…Transcending Company, our former subsidiary, was organized on September 10, 2007 and had only one (1) operating dance studio. We are no longer utilizing that studio and are in the process of seeking a new location. After the acquisition of BODT, we changed our business strategy to include the addition of our dance fitness DVD and online video model as well as individual fitness training. As of this date, we have had limited revenue. There can be no assurance that our current operations and /or our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain and expand our operations, our stockholders would likely lose their entire investments. Although BODT operated our studio from November 2007 to November 2013, its operations have not provided substantial revenue, and we do not have experience with producing a dance fitness video series. We, therefore, face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with new operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. Additionally, we may encounter delays and other problems. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not efficient in addressing these risks, we will not operate profitably or perhaps at all, and we may not have adequate working capital to meet our obligations as they become due. Our ability to operate as a going concern and to achieve profitable operations will depend on such factors as the success of our business model, marketing strategy, market penetration, competition and the availability of financing. No assurance can be given that we will be able to successfully develop our business under the foregoing conditions and given the inherent risks.

We will initially depend on only one dance studio and our personal training program to conduct our operations.

We currently do not have an operating studio. Our initial operations will be substantially reliant on the success of our personal training program, one dance studio space to be opened in the future and the market acceptance of our dance fitness DVD and online videos. If we are unable to locate a new studio, or our dance studio were to operate at a loss, it would have a negative impact on our business and results of operation. While we intend to have casualty insurance to protect us against damage and loss of our dance studio, such insurance may be insufficient to protect us from any losses we may incur and would not protect us from the disruption in our operations that would likely result from any material damage to, or loss of, our dance studio to fire, flooding or other causes, which would have a material adverse effect on our financial condition, business, and prospects.

Consumers may not embrace our dance fitness DVD and online videos or preferences may change.

Our ability to operate our business successfully is dependent initially on the success of a variety of factors, including our ability to develop and sell our fitness videos and other products we introduce to the public. We anticipate that our business will be targeted to consumers who assign high value to a healthy lifestyle and exercise. Our ability to grow our customer base and generate sales will depend initially upon customer-acceptance of our fitness videos and the importance consumers place on healthy lifestyles and exercise. We cannot assure you that the demographic trends on which our business plan is based will continue or that the current levels of consumer interest in healthy lifestyles and exercise will be sustained. The decrease of consumer interest in these trends would materially and adversely affect the growth of our customer base and sales revenues and, accordingly, would have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to attract and retain a sufficient number of clients to maintain or expand the business.

Our dance fitness studio business will depend on our ability to attract and retain clients, and we cannot assure you that our marketing efforts will lead to viable client attendance levels or that the client attendance levels at the studios we may open in the future will be at levels required to achieve profitability, or if profitability is realized will not materially decline. There are numerous factors that could lead to a decline in attendance levels or sales of our product including changes in discretionary spending trends and general economic conditions, market maturity or saturation, our failure to deliver quality service at a competitive price, direct and indirect competition in the areas where our studios are located and a decline in the public’s interest in health and fitness. In order to achieve and maintain acceptable membership levels, we may from time to time offer lower session rates. Any decrease in our average revenues or higher client acquisition costs may adversely impact our operating margins.

Our sales and operating results may vary widely.

We expect to experience fluctuations in our operating results as a result of a variety of factors, including, but not limited to:

●	Fluctuations in promotional, advertising, and marketing expenditures;

●	The introduction of new fitness videos or other products or delays in such introductions;

●	The introduction or announcement of new products by our competitors;

●	Customer acceptance of our new fitness videos and/or other products;

●	Shipment delays;

●	Consumer perceptions of our products and operations;

●	Competitive pricing pressures;

●	The adverse effect of our distributors’ or suppliers’ failure, and allegations of their failure, to comply with applicable regulations;

●	Economic conditions in general and in the fitness and lifestyles industry in particular;

●	The negative effect of changes in or interpretations of regulations that may limit or restrict the sale of certain of our products;

●	The expansion of our operations into new markets; and

●	The introduction of our products into each new market.

Any of these factors could have a material adverse effect on our business, results of operations, and financial condition. We have no operating history in the dance fitness video market, and therefore it is difficult to predict our future sales or our ability to identify and adapt our fitness videos or other products successfully to meet changing consumer interest trends and other elements that affect our results of operations.

We have a lack of long term agreements.

Our business does not lend itself to long term agreements by our customers. Since our customer base has several choices in identifying the kinds of exercise that best fits their lifestyle and budget, we are not able to calculate with certainty our revenue on a long term basis. Such lack of certainty means that there can be no assurance that we will be able to successfully implement our business plan and could have a material adverse effect on our financial condition.

We must achieve trade and consumer acceptance in distribution channels and may not be able to do so.

While our initial marketing efforts will focus on infomercials promoting our dance fitness DVD and online videos and local advertising promoting our dance fitness studios, our growth will depend in part on our ability to attract and maintain customers and expand our channels of marketing and distribution. These channels of marketing and distribution are expected to present, competitive challenges, risks and marketing and distribution costs. In addition, our expansion in these channels of distribution will require us to attract and retain consumers in broader demographic and geographic markets. There can be no assurance that we will achieve successful distribution through nationwide distribution channels and with consumers in other demographic and geographic markets. The inability to obtain consumer acceptance in these markets could have a material adverse effect on our business, results of operations, and financial condition.

If we are unable to identify and acquire suitable sites for new studios, our revenue growth rate and profits may be negatively impacted.

To successfully expand our business over the long term, we must identify and acquire studio sites that are suitable for our dance fitness customers. In addition to finding sites with the right geographical, demographic and other measures, we also need to evaluate the penetration of our competitors in the market. We face competition from other health and fitness center operators for sites and as a result, we may lose desirable sites, our competitors could copy our format or we could be forced to pay higher prices for those sites. If we are unable to identify and acquire sites for new studios on acceptable terms, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect, we may not be able to recover our capital investment in developing and building the new studio.

We may experience prolonged periods of losses in our proposed new studios.

In considering the opening of a new studio, we expect to experience an initial period of operating losses. We expect that fees from clients will generate insufficient revenue for the studio to initially generate positive cash flow. As a result, a new studio will likely generate an operating loss in its first full year of operations and substantially lower profit margins in its second full year of operations than a studio opened for more than 24 months. These operating losses and lower margins will negatively impact our future results of operations. This negative impact will be increased by the initial expensing of pre-opening costs, which include legal and other costs associated with lease negotiations and permitting and zoning requirements, as well as depreciation and amortization expenses, which will further negatively impact our net income. We may, at our discretion, accelerate or expand our plans to open new studios, which may adversely affect results from operations.

We may incur rising costs related to construction of a new studio.

Our proposed new studio will require an initial up-front investment. If our investment is higher than we had anticipated, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our per-session and other fees and improving profitability through cost efficiency strategies; however, higher costs in certain regions where we may open new studios may be difficult to offset in the short-term.

We are dependent on our ability to negotiate lease arrangements with operators for fitness facilities.

Our business plan depends, in part, on our ability to negotiate reasonable lease terms with facility operators in the future. We cannot guarantee that we will be able to negotiate new leases or renew the leases that have expired on terms acceptable to us or at all. If we are unable to secure such a lease, or if we can only secure such leases on reasonable terms that are less than optimal for us, we may not be able to implement our business plan, which would have a material adverse effect on our results of operations.

We may not be able to successfully integrate dance studios that we open in the future.

If we have the working capital necessary to do so, we expect to open dance fitness studios in Florida. There can be no assurance that we will be able to do so. If we do expand our business, there can be no assurance we will be able to do so successfully.

Direct-response marketing is extremely competitive and we may not be able to market our DVDs successfully.

We plan to market our DVDs via direct response marketing (such as television infomercials). The direct response industry is extremely competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products. We must be able to distinguish our products and develop new products that address the needs of our customers. The inability to do so could have a material adverse effect on our business, results of operations, and financial condition.

There are risks associated with an internet marketing strategy.

We have not previously conducted marketing programs according to practices common to Internet industries. The costs for new information technology systems needed to efficiently engage in internet sales could be substantial, as could the amount of time needed to acquire and implement such systems. The inability to create or purchase the technology required, or to do so in a timely and cost effective manner, could have a material adverse effect on our financial condition and results of operations.

We initially will have a very narrow product line; dependence on new products.

We expect initially to have a very limited product line. We propose to start with a dance fitness DVD and online video featuring Tammy Skalko. There can be no assurance that our products will achieve market acceptance. Any such failure could have a material adverse effect on our business, results of operations, and financial condition. We believe that our ability to increase sales is partially dependent upon our brand name and ability to introduce new dance fitness DVDs and online videos and other products such as workout apparel and related fitness equipment. The success of new DVDs and online videos and other products depends on a number of factors, including our ability and creative skills to develop products that appeal to consumers and that are priced competitively. There can be no assurance that our efforts to develop new products will be successful, that consumers will accept new products, or that our competitors will not introduce products that achieve greater market acceptance than our products.

We may be dependent on retail customers and distributors.

We may sell our products including workout apparel and related fitness equipment through distributors that resell to retail customers. We may also seek to establish sales to retail customers directly. Such distributors and retail customers would likely purchase our products with standard purchase orders and, in general, are not bound by long-term contracts. There can be no assurance that any such distributors and retail customers will establish a relationship with us. The lack of a distributor or a significant number of retail customers, or a significant reduction in purchase volume by or financial difficulty of such customers or distributors could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to risks associated with advertising.

Advertising of our products is subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc. (“NAD”) administers a self-regulatory program by the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Although we do not believe that such regulations will materially negatively affect our marketing efforts, any future changes to our advertising resulting from compliance with an adverse NAD determination or FTC action or fines or penalties assessed in connection therewith could adversely affect our product marketing efforts, and there can be no assurance that such required changes in advertising would not have a material adverse effect on our business, results of operations, and financial condition.

We are dependent on third party manufacturers for the manufacture and shipment of our products.

We do not own or operate any manufacturing facilities and are, therefore, dependent on third parties for the manufacture of our products (whether DVDs, workout apparel or related fitness equipment). We will rely on contract manufacturers to produce several of our products. These contract manufacturers may also produce products for our competitors. If any of our contract manufacturers were unable or unwilling to produce and ship our products in a timely manner or to produce sufficient quantities to support our growth, if any, we would have to identify and qualify new contract manufacturers. There can be no assurance that we would be able to identify and qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to us in order to meet our requirements, which could adversely affect our ability to make timely deliveries of our products. In addition, there can be no assurance that the capacity of the contract manufacturers will be sufficient to fulfill our orders, and any supply shortfall could materially and adversely affect our business, results of operations, and financial condition. To successfully operate our business, we must receive timely delivery of merchandise from our vendors and suppliers. As we grow, some of these vendors may not have sufficient capital, resources or personnel to satisfy their commitments to us. Any significant delay in the delivery of products by vendors could have a material adverse effect on our business, results of operations, and financial condition. In addition, the contract manufacturers will be contractually required to maintain the quality of the products we sell and to comply with applicable laws and regulations relating to the production of such products. There can be no assurance that our contract manufacturers will always produce products that are consistent with our standards. The failure of any contract manufacturer to produce products that conform to our standards could materially adversely affect our reputation and result in product recalls, product liability claims and severe economic loss.

Government laws and regulations may restrict our business.

Our operations and business practices are subject to Federal, State and Local government regulations. We must abide by the general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes relating to membership contracts and rules and regulations that govern the advertising, sale, financing and collection of memberships and other products. We are also subject to state and local health regulations. Compliance with such rules and regulations may be expensive and time consuming, and we may not have the expertise to do so.

Our success is dependent upon the continued services of management on which we have no “Key Man” insurance.

Our success is dependent on the continued efforts of Tammy Skalko, our Chief Executive Officer. The loss of this individual would have a material adverse effect on our operations. We anticipate that we will need to hire additional skilled personnel in all areas of our business in order to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key man” life insurance on the life of any of our employees. To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons. There can be no assurance that we will be able to employ qualified persons on acceptable terms.

We may not be able to manage growth effectively.

If we are successful in opening multiple dance fitness studios, producing and marketing our fitness videos and initiating internet sales of our DVD, we will be required to deliver quality merchandise to our customers on a timely basis at a reasonable price. Such demand will likely create working capital issues for us, as we will need increased liquidity to fund purchase of fitness equipment and to increase our inventory of products for resale. It will also place a significant strain on our management, administration and operational resources. We will be required to continue improving our operations, management and financial systems and controls. The failure to manage growth effectively could have an adverse effect on our business, financial condition and results of operations. We cannot foresee if business will grow rapidly or if our efforts to implement and expand our business will be successful.

Some officers and directors may also allocate their time to other businesses, and such other affairs could limit attention to our activities.

Our executive officers and directors are not required to commit their full time to our affairs, which may result in conflicts of interest in allocating their time between our operations and other businesses. Ms. Skalko, our President and CEO and a member of our board of directors, will commit full time to this endeavor and will allocate a minimum of 40 hours per week to our operations. Mr. Beshara, our CFO, Secretary and Treasurer and a member of our board of directors, is engaged in other business endeavors and is not obligated to contribute any specific number of hours to our affairs, however it is anticipated that he will devote from two (2) to four (4) hours per week or as needed to our affairs. If other business affairs require our officers and directors to devote substantial amounts of their time to other such business affairs, it could limit their ability to devote time to our affairs and hinder their ability to help us consummate our business plan.

Our officers and directors may experience conflicts of interest.

Our officers and directors may be, and in the future may become, affiliated with entities, engaged in business activities similar to those conducted and intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as to the other entities with which they have fiduciary or other obligations or other compelling interests. Accordingly, they may have conflicts of interest in determining which entity a particular business opportunity should be presented. Tammy Skalko, as President and CEO, will commit full time to this endeavor and will not engage in or conduct in business activities or opportunities which present a conflict of interest to our endeavor.

Issuance of preferred stock; anti-takeover effects of certain special charter and by-law provisions.

Our Board of Directors has the authority to issue up to 25,000,000 shares of Preferred Stock, $0.0001 par value, and to ascribe certain powers thereof, without any further vote or action by our stockholders, including voting rights, dividend rights, terms of redemption, conversion rights and liquidation preferences of such shares. Preferred Stock could be issued that would have rights with respect to voting, dividends and liquidation that would be adverse to those of our Common Stock. The Board of Directors could approve the issuance of Preferred Stock to discourage attempts by others to obtain control of the Company by merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly to achieve. There are no agreements or understandings for the issuance of Preferred Stock and the Board of Directors has no present intention to issue any Preferred Stock.

Provisions in our certificate of incorporation provide for indemnification of officers and directors, which could require us to direct funds away from our business.

Our Articles of Incorporation provides for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the continued operation of our business, thereby affecting our ability to attain or maintain profitability.

The level of competition in the fitness club industry could negatively impact our revenue growth and profitability.

The fitness club industry is highly competitive and continues to become more competitive. In the market in which we operate or the markets in which we expect to operate, we compete with other fitness clubs, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, amenity and condominium clubs, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and the home-use fitness equipment industry. We also compete with other entertainment and retail businesses for the discretionary income in our target demographics. We might not be able to compete effectively in the future in the markets in which we operate or expect to operate. Competitors include companies that are larger and have greater resources than us and they may enter these markets to our detriment. These competitive conditions may limit our ability to increase dues without a material loss in membership, attract new members and attract and retain qualified personnel. Additionally, consolidation in the fitness club industry could result in increased competition among participants, particularly large multi-facility operators that are able to compete for attractive acquisition candidates or newly constructed studio locations, thereby increasing costs associated with expansion through both acquisitions and lease negotiation and real estate availability for newly constructed studio locations. The number of competitor clubs that offer lower pricing and a lower level of service continue to grow in our markets and in markets in which we expect to operate. These clubs have attracted, and may continue to attract, members away from both our dance fitness studio and can be expected to do so with respect to studios we may open in the future particularly in the current consumer environment. Furthermore, smaller and less expensive weight loss facilities present a competitive alternative for consumers. We also face competition from competitors offering comparable or higher pricing with higher levels of service. The trend to larger outer-suburban, multi-recreational family fitness centers, in areas where suitable real estate is more likely to be available, also compete against our suburban, fitness-only models. We will face intense competition in the dance fitness DVD and online video arena, including from fitness DVD productions featuring entertainment and other icons who are well established in this and other industries. Many of these competitors are well established and have substantially more resources available to them then we do. It will be very difficult for us to establish a foothold in the dance fitness DVD and online video marketplace. If we do not do so, our business will be negatively affected, and we may not be able to continue as a going concern considering this is a vital part of our business plan.

CERTAIN FACTORS RELATING TO OUR INDUSTRY

We could be subject to claims related to health or safety risks at our studios.

Use of our proposed studios and our fitness videos may pose potential health or safety risks to clients or guests that utilize our studios and participate in the dance programs which are central to our fitness videos. There is a risk that claims will be asserted against us for injury or death suffered by our customers. Personal injury claims and lawsuits can result in significant legal defense costs, settlement amounts and awards, and could have an adverse effect on our business, financial condition and result of operations or cash flow. In addition to the risks of liability exposure and increased costs of defense, claims may produce publicity that could hurt our reputation, our brand and our business. We plan to carry all reasonable and necessary insurance coverage when we open our studio for protection in the event of any of the afore stated liability issues and will add any additional coverage as needed for fitness video production.

Our business may be affected by changes in trends.

The health and fitness industries are subject to changing consumer trends, demands and preferences. Trends change often and unpredictably, and our failure to anticipate, identify or react to changes in these trends could lead, among other things, to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations, financial condition, and shareholder value. These changes might include consumer demand for new products or fitness services. Our success depends, in part, on our ability to anticipate the habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

We may face intellectual property risks.

If we are successful in developing additional products, we believe we may be able to rely on common law trademark rights and trade secret laws to protect our proprietary rights to other intellectual property related to our company, including but not limited to the House of BODS Fitness, Inc. name and logo. However, there is substantial risk that these common law rights will not offer us sufficient protection, if any. There can be no assurance that we will be able to enforce our trademark rights for our products or register trademarks or obtain the common law trademark rights we desire. In addition, while we may file applications for federal registration of trademarks in the United States, we may not be successful if we do so. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used plus a reasonable zone of future expansion, while U.S. federal registration on the Principal Register gives the registrant superior rights throughout the United States, subject to certain exceptions. We expect to register our trademarks in certain foreign jurisdictions where our products may be sold. The protection available in such jurisdictions may not be as extensive as the protection available to us in the United States.

We may be affected by sales tax consideration from various jurisdictions.

Various jurisdictions, included in the U.S., are increasingly seeking to impose sales or use taxes on internet sales. The imposition of sales taxes on any internet sales may have a negative effect on our financial condition and results of operations in the future. Any such impact cannot currently be quantified.

The expansion of our business to include retail and DVD/online video sales is dependent on our development and use of online commerce.

The use of the Internet in the selling of products and services has become a widely accepted and effective tool in the development of sales and marketing programs for many companies from sole proprietorships to the largest corporations around the world. Although there is and will continually be substantial developments in security risks during the transacting of business over the Internet, our future net revenues and profits may be substantially dependent upon the level of confidence we are able to develop with regards to issues of fraud, privacy and other problems impacted by the use of the Internet. In order to expand our customer and revenue generating base, we propose to sell fitness videos and exercise apparel and accessories through our online storefront. If we are unable to attract a sufficient consumer base with the sales of our products over the internet, our operating results and financial conditions may suffer.

Our business is subject to online security risks.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Our failure to prevent security breaches could harm our business. Currently, many of our customers authorize us to bill their credit card accounts directly for all transactions charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. A number of Web sites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of areas where we operate. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We are applying for, although we do not currently have, insurance policies in place covering these types of circumstances. Low coverage limits may not be adequate to reimburse us for losses caused by security breaches.

Risk Factors Related to Ownership of Our Common Stock

There is currently no market for our common stock and a market for our common stock may not develop, which could adversely affect the liquidity and price of our securities.

There is no market for our Common Stock. A trading market for our Common Stock may never develop or, if developed, it may not be maintained. Investors may be unable to sell their Common Stock unless a market can be established and maintained.

We have no intention of paying dividends.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Our Common Stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

Our common stock in all likelihood will trade at a price below $5.00 per share and become subject to the “penny stock” rules enacted by the SEC. This would increase the likelihood that many brokerage firms will not participate in a potential future market for our common stock. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

In the past, our shares of common stock have been offered to prospective investors pursuant to the terms and subject to the conditions of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Unless the sale of our common stock otherwise qualifies for the statutory private offering exemption provided in Section 4(2) of the Securities Act, purchasers of our common stock may have the right to rescind their purchase if any of our offerings fail to comply with the requirements of Regulation D. A similar right may exist under state securities law. If we have used the proceeds raised from any of our offerings prior to the time at which a rescission claim is made, there can be no assurance that any funds will be available to return to any investors who may be entitled to the rescission of their purchase of our common stock.

The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and completing the sales of our common stock pursuant to our various offerings. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves. If any prior offering did not qualify for such exemption, we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert management’s attention from operating the business of the Company. If we could not successfully defend these claims, we may be required to return proceeds from our offerings to investors, which would harm our financial condition. Additionally, if we did not, in fact, qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. On an annual basis, we estimate the increased legal costs to be approximately $35,000 and financial compliance costs to be approximately $25,000.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, by third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common stock may be negatively affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, however, this process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or as an emerging growth company, if we utilize the exemption from 404(b), or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common stock could be negatively affected. If this is the case, we could also become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

The market price of our Common stock may be volatile or may decline regardless of our operating performance.,

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales, including if we issue shares to satisfy financial obligations or if existing stockholders sell shares into the market; and

●	changes in operating performance and stock market valuations of other companies in our industry; lawsuits threatened or filed against us.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of comparable companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains its corporate headquarters at 3234 NW 29th Ave Boca Raton, Fl. 33434, where it leases 700 square feet of office space under a month-to-month lease arrangement, for $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently, there is no public market for our capital stock, and we have not applied to have our common stock listed on any exchange or quoted by any quotation service. We have identified a market maker to apply to have our common stock quoted on the OTC.QB Marketplace in the near future.

Holders of Common Stock

As of December 18, 2015, there were 40 holders of record of our common stock. As of such date, 16,070,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of this annual report on Form 10-K.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

For the year ended December 31, 2014 compared to the year ended December 31, 2013:

Operating Costs – During the years ended December 31, 2014 and 2013, operating costs totaled $42,433 and $62,228, respectively. The decrease of $19,795 was mainly attributable to a decrease in payroll.

The net loss for the years ended December 31, 2014 and 2013 was ($32,503) and ($53,581), respectively. The decrease of $21,078 was mainly attributable to the reduction in labor, materials and products offered for sale.

Liquidity and capital resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company had a net loss of $32,503. As of December 31, 2014, the Company has a working capital deficit of $6,444. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the year ended December 31, 2014 we did not raise any from the sale of common stock. During this period, we raised $38,000 through the issuance of notes payable, the majority of which was used to cover operating expenses and professional services.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2014, we had an accumulated deficit of $239,862.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

We will be dependent upon loans from Management and others, to finance our planned operations through the next 12 months. We do not have any known requirements for capital expenditures in the coming 12 months, aside from locating and securing a new facility to house our operations. We intend to lease desired space for our operation at an unknown rental rate. We do not have a commitment for such funds at this time.

Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 2: Summary of Significant Accounting Principles” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-16 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2015, the Board of Directors accepted the resignation of Terry L. Johnson, CPA (“Johnson”) as the Company’s independent registered public accounting firm, effective as of that date. Johnson’s report on the financial statements of the Company for the fiscal year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained an explanatory paragraph which raised substantial doubt on the Company’s ability to continue as a going concern due to the Company’s working capital deficit and recurring net losses.

During the fiscal years ended December 31, 2013 and 2014, (i) there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of such disagreements in connection with Johnson’s audit report, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 8, 2015, the Board approved and ratified the engagement of John Scrudato, CPA (“Scrudato”) to serve as the Company’s new independent registered public accounting firm, effective as of May 8, 2015. During the fiscal years ended December 31, 2014 and 2013 and through May 8, 2015, neither the Company nor anyone on its behalf consulted with Scrudato regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Scrudato concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of formalized controls and procedures as well as a lack of segregation of duties, as well as the absence of an independent audit committee chair, resulting from the Company’s limited resources.

Based on this evaluation, our management concluded that as of December 31, 2014, our internal control over financial reporting was not effective.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, and their respective ages and positions held, are as follows:

Name	Position Held with our Company	Age
Tammy Skalko	President, CEO and Director	43
James Beshara	CFO, Secretary, Treasurer and Director	65

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, or until their successors are elected, or until removed from office pursuant to our Company’s bylaws. Our officers are appointed by the board of directors and hold office until removed by the board of directors.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations during the period, and the names and principal businesses of the organizations by which they were employed:

Tammy Skalko: Ms. Skalko has worked full time as an officer and director of our Company since 2010. She worked full time operating BODS…Transcending Company as President from 2007 to 2010. Ms. Skalko, who began in the “commercial” world of television and acting/dance/modeling at age 4, has worked on numerous television commercials, ranging from Coca-Cola to Disney World. By age 14, Tammy set out for a transition into dance and worked on Nickelodeon’s “Keenan and Kel” as well as “The Mickey Mouse Club.” She has worked with Guns n Roses, Motley Crue, and Def Leopard, as a background dancer for Prince concerts, music videos, and eventually Saturo Models in Tokyo at age 19. She took a leave from the entertainment world from 1992 to 2007. Ms. Skalko has had four children.

Mr. Beshara: Mr. Beshara has been an officer and director of our Company since 2010. Mr. Beshara has been a residential, commercial and industrial real estate developer since 1973 and is an entrepreneur with significant interests in several enterprises. From 1982 through 2000, Mr. Beshara was Chief Executive Officer of B&B Construction & Development Company of Ohio, and has manufactured, financed and distributed products in both Taiwan and mainland China for the United States and European markets. He also financed Alternative Construction Company, Melbourne, Florida, Solar Nights Industries, St. Louis, Missouri and Phantom Entertainment, Seattle Washington. Mr. Beshara has also been involved in many other venture capital opportunities over the last 7 years. Mr. Beshara attended Youngstown State University from 1969 to 1972.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2014, no director, executive officer or 10% stockholder of the Company’s securities failed to make timely filings of all reports required by Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Committees of the Board

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to:

●	All individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year, and

●	The Company’s two most highly compensated executive officers other than the principal executive officer serving at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Tammy Skalko,	2014	$8,495	$0	$0	$0	$0	$0	$0	$8,495
CEO and President	2013	$15,163	$0	$0	$0	$0	$0	$0	$15,163

James Beshara,	2014	$0	$0	$0	$0	$0	$0	$0	$0
CFO, Secretary and Treasurer	2013	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no outstanding equity awards to be received by any of the Company’s officers, directors, or employees at December 31, 2014.

Director Compensation

All compensation, if any, paid to our employee directors is set forth in the tables summarizing executive officer compensation above. Since the Company’s inception (October 13, 2010) through the end of the 2014 fiscal year, non-employee directors were not entitled to receive, and did not receive, any stock options or other forms of compensation and there are currently no agreements in effect entitling them to compensation.

Material Terms of Employment Agreements

There are currently no employment or consulting contracts between the Company and its Named Executive Officers or directors. There are no arrangements or plans in which we provide pension, retirement or similar benefits for Named Executive Officers or directors. Our Named Executive Officers and directors may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Named Executive Officers or directors, except that stock options may be granted at the discretion of our board of directors from time to time.

There are no arrangements between the Company and the Named Executive Officers that provide for payments in connection with the resignation, retirement or other termination of a Named Executive Officer with respect to termination of employment or change of control transactions.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of December 18, 2015, by:

●	Each Named Executive Officer and director

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and

●	All executive officers and directors as a group.

As of December 18, 2015, there were 16,070,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Tammy Skalko	14,650,000	91.16%
James Beshara	250,000	1.56%
All executive officers and directors as a group (2 persons)	14,900,000	92.72%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since January 1, 2013, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

From November 2007 to November 2013, the Company did not pay any rent for the use of the facility that housed our fitness operations. The facility was 100% owned by an entity owned by the Company’s majority shareholder. There was no agreement for the Company to pay rent, nor was there a binding agreement for use of the facility to be provided indefinitely on a rent-free basis. The fair value of this arrangement was reflected in the financial statements as rent expense and a capital contribution by a shareholder. The Company ceased operations at this facility in October 2013. The Company recorded rent expense of $16,200 for the period ended December 31, 2013. The Company leased storage and video filming space in 2014 and recorded rent expense of $2,806 for the period ending December 31, 2014.

The Company has one convertible promissory note dated September 13, 2013, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $10,000, which was due in full on or before September 13, 2015. This Note is now month to month. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated May 19, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which is payable on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000, accruing interest at a rate of 12% per annum.

The Company has one convertible promissory note dated October 28, 2014, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $20,000, which will be due in full on or before October 28, 2016. No payments have been made on this note for the fiscal year ending December 31, 2014, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated October 31, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which will be due in full on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000. There is no interest accruing on this Note.

The Company has one convertible promissory note dated January 23, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

The Company has one Convertible Promissory Note dated May 21, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share.

Director Independence

Our common stock is not listed on a national exchange that imposes director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. We currently have no independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended December 31, 2014 and 2013 for professional services rendered by the Company’s independent registered public accounting firms

Fees	2014	2013
Audit Fees	$8,207	6,200
Audit-related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$8,207	6,200

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during 2013 and 2014 respectively.

Audit-related Fees

During the 2014 and 2013 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2014 and 2013 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2014 and 2013, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2014 and 2013 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report

1.	Financial statements

See index to financial statements and supporting schedules on page F-1 of this annual report on Form 10-K.

2.	Financial statement schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

The following exhibits are filed as part of the report or are incorporated by reference:

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on December 3, 2014

10.4*	Promissory Note dated September 13, 2013 payable to Edward Beshara

10.5*	Promissory Note dated May 19, 2014 payable to Tammy Skalko

10.6*	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara

10.7*	Promissory Note dated October 31, 2014, payable to Tammy Skalko

10.8*	Convertible promissory note dated January 23, 2015 payable to James Beshara

10.9*	Convertible Promissory Note dated May 21, 2015 payable to James Beshara

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BODS FITNESS, INC.

Dated: December 24, 2015	By:	/s/ Tammy Skalko
Tammy Skalko
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Skalko	President, CEO and Director (principal executive officer)	December 24, 2015
Tammy Skalko

/s/ James Beshara	CFO, Secretary, Treasurer and Director (principal	December 24, 2015
James Beshara	financial officer and principal accounting officer)

HOUSE OF BODS FITNESS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
House of BODS Fitness, Inc.

We have audited the accompanying balance sheet of House of BODS Fitness, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of House of BODS Fitness, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
December 18, 2015

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$1,656	$-
Total current assets	1,656	-
Property and equipment, net	10,651	13,926
Other assets, net	-	2,797
Total Assets	$12,307	$16,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdraft	$-	$13
Loan from officer	8,100	-
Total current liabilities	8,100	13
Long-term liabilities
Loan from shareholder	30,000	10,000
Total long-term liabilities	30,000	10,000
Total liabilities	38,100	10,013
Stockholders’ equity:
Preferred stock, $.0001 par value, authorized 25,000,000 shares; none outstanding at December 31, 2013 and 2012, respectively	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 16,070,000 and 16,070,000 issued and outstanding as of December 31, 2014 and 2013, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(279,430)	(246,927)
Total stockholders’ equity	(25,793)	6,710
Total liabilities and stockholders’ equity	$12,307	$16,723

The accompanying notes are an integral part of these financial statements.

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		(October 1, 2010)
	December 31,		to December 31,
	2014	2013	2014
Revenue	$12,837	$29,549	$176,753
Cost of revenue	2,907	20,902	127,553
Gross profit	9,930	8,647	49,200
Expenses
General and administrative	42,433	62,228	289,062
Total expenses	42,433	62,228	289,062
Net income (loss) before income taxes	(32,503)	(53,581)	(239,862)
Provision for income taxes	-	-	-
Net income (loss)	$(32,503)	$(53,581)	$(239,862)
Weighted average number of common shares outstanding, basic and fully diluted	16,070,000	16,070,000
Net loss per weighted share basic and fully diluted	$-	$-

The accompanying notes are an integral part of the financial statements.

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Retained	Stockholders’
	Shares	Amount	Capital	Receivable	Earnings	Equity

Balance, October 1, 2010	-	$-	$-	$-	$-	$-
Stock issued for services	15,000,000	1,500	48,789	-	-	50,289
Stock subscription receivable	-	-	10,000	(10,000)	-	-
Net loss for year	-	-	-	-	(32,594)	(32,594)
Balance, December 31, 2010	15,000,000	1,500	58,789	(10,000)	(32,594)	17,695
Stock issued for cash	570,000	57	56,943	-	-	57,000
Cash received, stock subscription	-	-	-	10,000	-	10,000
Property and equipment contributed	-	-	8,448	-	-	8,448
Capital contributed for rent	-	-	21,600	-	-	21,600
Net loss for year	-	-	-	-	(80,608)	(80,608)
Balance, December 30, 2011	15,570,000	1,557	145,780	-	(113,202)	34,135
Stock issued for cash	310,000	31	59,469	-	-	59,500
Capital contributed for rent	-	-	21,600	-	-	21,600
Net loss for the year	-	-	-	-	(80,144)	(80,144)
Balance, December 31, 2012	15,880,000	1,588	226,849	-	(193,346)	35,091
Stock issued for cash	190,000	19	8,981	-	-	9,000
Capital contribution	-	-	16,200	-	-	16,200
Net loss for year	-	-	-	-	(53,581)	(53,581)
Balance, December 31, 2013	16,070,000	1,607	252,030	-	(246,927)	6,710
Net Loss	-	-	-	-	(32,503)	(32,503)
Balance, December 31, 2014	16,070,000	$1,607	$252,030	$-	$(279,430)	$(25,793)

The accompanying notes are an integral part of the financial statements.

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	Year Ended		(October 1, 2010)
	December 31,		to December 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(32,503)	$(53,581)	$(239,862)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,275	5,149	14,743
Inventory		2,600	2,600
Other assets	2,797	-	-
Net cash used in operating activities	(26,431)	(45,832)	(222,519)
Cash flows from investing activities:
Payment for property and equipment	-	-	31,466
Net cash used in investing activities	-	-	31,466
Cash flows from financing activities:
Issuance of common stock	-	9,000	114,000
Proceeds from officer loan	8,100
Proceeds from shareholder loan	20,000	10,000	10,000
Proceeds from stock subscription	-	-	10,000
Capital contribution	-	16,200	57,040
Net cash provided by financing activities	28,100	35,200	191,040
Net increase (decrease) in cash	1,669	(10,632)	(13)
Cash, beginning of period	(13)	10,619	-
Cash, end of period	$1,656	$(13)	$(13)

The accompanying notes are an integral part of the financial statements.

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

Note 1—Nature of Operations

Organization

House of BODS Fitness, Inc. (the “Company,” “HOB,” “we,” “our,” or “us”) was incorporated in Delaware on October 13, 2010. We acquired BODS…Transcending Company (“BODT”) on October 21, 2010. BODT was incorporated in the state of Florida on September 11, 2007 and was terminated on September 26, 2014. In 2014, the Company determined that it no longer needed to continue to operate through a subsidiary and all of its operations were transferred to Company.

The dance studio opened for business in 2007, and, in the years since 2007, we have provided a fitness program for over 5,000 clients. Our fitness program, created for women works out “body and mind” elevating the sprit, while burning calories. Our new approach to exercise is to make exercise fun through dance, TRX training, and kickboxing, which takes the bore and lack of motivation out of traditional exercising. Our program creates a style of exercising that captivates our clients in such a way that it keeps them moving, while benefiting from the exercise. The dance studio closed in November of 2013. The Company is currently looking for a new location.

Accounting period

The Company has adopted an annual accounting period of January through December.

Note 2—Summary of significant accounting principles

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BODT. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Furniture and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Furniture and fixtures	5-7 years
Office equipment	7 years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There was no impairment charges during the years ended December 31, 2014 and 2013.

Intangible Assets

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. ASC 805 requires intangible assets acquired in a business combination to be recognized and reported separately from goodwill.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exits, (2) delivery has occurred, (3) the selling price is fixed and determinable, and (4) collectability is reasonably assured.

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates. The carrying amount of all other financial assets and liabilities approximates fair value.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not engaged in any derivative transactions or hedging activities during the years ended December 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05, Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive Income (Loss)

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2014 and 2013.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, the Company defines probability as circumstances under which events are likely to occur. In regards to legal cost, we record such costs as incurred.

Stock Based Compensation

The Company complies with FASB ASC Topic 718, Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Stock Based Compensation

As of December 31, 2014, the Company has not formally approved a stock option plan for employees and non-employees; therefore, no stock options have been issued and none are outstanding.

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at management’s estimate of the fair value of the assets acquired or services rendered.

Recently Adopted Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Note 3—Property and Equipment

	2014	2013
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	12,815	9,540
	$10,651	$13,926

Depreciation and expense was $3,275 and $3,549 for the years ended December 31, 2014 and 2013, respectively.

Note 3—Other Assets

Other assets consists startup cost, as follows:

	December 31,
	2014	2013
Startup costs	$-	$8,000
Less: accumulated amortization	-	5,203
	$-	$2,797

Amortization was $0 and $1,500 for the years ended December 31, 2014 and 2013, respectively.

Note 4—Income Taxes

The Company files a consolidated income tax return with its subsidiary. Income taxes are charged by the Company based on the amount of income taxes the subsidy would have paid had they filed their own income tax returns. In accordance with FASB ASC Topic 740, Accounting for Income Taxes, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for an affiliate. As a result, the Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

The Company had no income tax expense (benefit) for the years ended December 31, 2014 and 2013. At December 31, 2014, the Company had approximately $279,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2033. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is approximately summarized as follows:

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forwards	279,430	246,927
Deferred tax asset	279,430	246,927
Less: Valuation allowance	(279,430)	(246,927)

Net deferred tax asset	-	-

	December 31,
	2013	2012
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Valuation allowance	30	30
	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $279,000 and $247,000 at December 31, 2014 and 2013, respectively, due to the uncertainty of realizing the future tax benefits. The increase in the valuation allowance of $18,000 is attributable to the $18,000 NOL reported for the year ended December 31, 2014.

Note 5—Capital Structure

The Company is authorized to issue 100,000,000 shares of $.0001 par value, non-assessable, common stock and 25,000,000 shares of $.0001 par value preferred stock. Each common stock share has one voting right and the right to dividends, if and when declared by board of directors.

Common stock

In January, 2013, the Company issued 160, 000 shares of its $0.0001 par value common stock to third party investors for cash payments totaling $16,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In September, 2013, the Company issued 30, 000 shares of its $0.0001 par value common stock to third party investors for cash payments totaling $3,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2014, no shares were issued or outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6—Related Party Transactions and Notes Payable

The Company does not pay any rent for the use of the facility that houses its fitness operations. The facility is 100% owned by an entity owned by the Company’s majority shareholder. There is no agreement for the Company to pay rent in the future, nor is there a binding agreement for use of the facility to be provided indefinitely on a rent-free basis. The fair value of this arrangement is reflected in the financial statements as rent expense and a capital contribution by a shareholder.

The Company recorded rent expense of $16,200 for the period ended December 31, 2013. The Company leased storage and video filming space in 2014 and recorded rent expense of $2,806 for the period ending December 31, 2014.

The Company has one convertible promissory note dated September 13, 2013, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $10,000, which was due in full on or before September 13, 2015. This Note is now month to month. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated May 19, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which is payable on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000, accruing interest at a rate of 12% per annum.

The Company has one convertible promissory note dated October 28, 2014, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $20,000, which will be due in full on or before October 28, 2016. No payments have been made on this note for the fiscal year ending December 31, 2014, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated October 31, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which will be due in full on demand. No payments have been made on this note for the fiscal year ended December 31, 2014, leaving a balance of $4,000. There is no interest accruing on this Note.

The Company has one convertible promissory note dated January 23, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

The Company has one Convertible Promissory Note dated May 21, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, with an original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share.

Note 7- Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2014 and 2013:

	2014	2013
Net (Loss)	$(32,503)	$(53,581)

Weighted-average common shares outstanding basic

Weighted-average common stock	16,070,000	16,070,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	16,070,000	16,070,000

Note 8—Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has an accumulated deficit of $279,430 as of December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to raise additional working capital through the private placement of our common stock in order to support existing operations and expand the range and scope of its business. However, there are no assurances that we will be successful through the private placement of our securities on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 9—Subsequent Events

On January 23, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

On April 10, 2015, the Board of Directors of the Company accepted the resignation of Terry L. Johnson, CPA (“Johnson”) as the Company’s independent registered public accounting firm, effective as of that date. Johnson’s reports on the financial statements of the Company for its last fiscal year ended December 31, 2013 did not contain an adverse or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: The Company’s Audited Financial statements for the FYE December 31, 2013, contained explanatory paragraphs in respect to uncertainty as to our ability to continue as a going concern due to our working capital deficit and recurring net losses.

On May 8, 2015, the Board of Directors approved and ratified the appointment of John Scrudato, CPA (“Scrudato”) to serve as the Company’s new independent registered public accounting firm, effective as of May 8, 2015.

On May 21, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share.

