Form 10-Q
period 2015-03-31
House of BODS Fitness, Inc.
filed 2016-02-23
CIK 1584489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-55405

House of BODS Fitness, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0620286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3234 NW 29th Avenue, Boca Raton, Florida	33434
(Address of Principal Executive Office)	(Zip Code)

(407) 221-4943

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 9, 2016, there were 16,070,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

House of BODS Fitness, Inc. and Subsidiary

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed on December 23, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,562	$1,656
Total current assets	5,562	1,656

Property and equipment, net	9,831	10,651
Total Assets	$15,393	$12,307

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:

Accrued interest – related party	$1,633	$—
Due to related parties	9,100	8,100
Notes payable – related party	10,000	—
Total current liabilities	20,733	8,100

Notes payable – related parties	40,000	30,000
Total long-term liabilities	40,000	30,000
Total liabilities	60,733	38,100

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; none issued or outstanding at March 31, 2015 or December 31, 2014, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,070,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(298,977)	(279,430)
Total stockholders’ deficit	(45,340)	(25,793)
Total liabilities and stockholders’ deficit	$15,393	$12,307

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$5,930	$2,303

Operating expenses
Compensation – related party	5,100	2,271
Other general and administrative expenses	20,377	2,305
Total operating expenses	25,477	4,576
Loss from operations	(19,547)	(2,273)
Loss before provision for income taxes	(19,547)	(2,273)
Income tax provision	—	—
Net loss	$(19,547)	$(2,273)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted-average common shares outstanding -basic and diluted	16,070,000	16,070,00

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Month Period Ended March 31, 2015

	Common Shares,
	$.0001 Par
	Value Per Share		Additional		Stockholders’
	Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2015	16,070,000	$1,607	$252,030	$(279,430)	$(25,793)

Net loss				(19,547)	(19,547)

Balance March 31, 2015	16,070,000	$1,607	$252,030	$(298,977)	$(45,340)

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,547)	$(2,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	820	1,271

Changes in operating assets and liabilities:
Accounts payable / bank overdraft	—	(13)
Accrued interest - related party	1,633	—
Advances from related parties	1,000	1,050

Net cash provided by (used in) operating activities	(16,094)	35

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Note payable – related party (current)	10,000	—
Note payable – related party (long-term)	10,000	—

Net cash provided by financing activities	20,000	—

Net increase in cash and cash equivalents	3,906	35
Cash and cash equivalents - beginning of period	1,656	—
Cash and cash equivalents - end of period	$5,562	$35

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities	$—	$—

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

House of BODS Fitness, Inc. (the “Company,” “HOB,” “we,” “our,” or “us”) was incorporated in Delaware on October 13, 2010. We acquired BODS Transcending Company, Inc. (“BODT”) on October 21, 2010. BODT was incorporated in the state of Florida on September 11, 2007 and was terminated on September 26, 2014. In 2014, the Company determined that it no longer needed to continue to operate through a subsidiary and all of its operations were transferred to Company.

The dance studio opened for business in 2007, and, in the years since 2007, we have provided a fitness program for over 5,000 clients. Our fitness program, created for women, works out “body and mind” elevating the sprit, while burning calories. Our new approach to exercise is to make exercise fun through dance, TRX training, and kickboxing, which takes the bore and lack of motivation out of traditional exercising. Our program creates a style of exercising that captivates our clients in such a way that it keeps them moving, while benefiting from the exercise. The dance studio closed in November of 2013. The Company is currently looking for a new location.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below.

Basis of presentation- Unaudited Interim Financial Information

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BODT, through September 26, 2014. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014, the statement of shareholders’ deficit for the three months ended March 31, 2015 and the statements of cash flows for the three month periods ended March 31, 2015 and 2014. The condensed consolidated results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on December 24, 2015.

Through the Company’s annual report on Form 10-K for the years ended December 31, 2014, the Company had reported under the guidance of FASB Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. FASB Accounting Standards Update No. 2014-10, Developments Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, eliminated the concept of Development Stage Entities and became effective for public business entities for annual reporting periods beginning after December 15, 2014 and interim periods therein. Accordingly, the Company has ceased reporting as a Development Stage Entity.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following is the specific revenue recognition policy:

Revenues from the sale of our exercise, dance and training programs is recognized when:

●	Persuasive evidence of an arrangement exists;

●	The dance or exercise session has been completed in accordance with the terms of the arrangement;

●	The price, generally per session, to the customer is fixed and determinable; and

●	Collectability is reasonably assured.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i) Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii) Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv) Estimates and assumptions used in valuation of equity instruments: Significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Fair Value of Financial Instruments

FASB ASC 820—Fair Value Measurements establishes a framework for measuring the fair value of financial instruments and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three levels of fair value hierarchy defined are as follows:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued interest – related party, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arms-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted ASC 360—Property, Plant and Equipment for its long-lived assets. The Company’s long-lived assets, which include furniture, fixtures and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. There were no impairment charges recognized for the three month periods ending March 31, 2015 and 2014, respectively.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) to seven (7) years. Upon sale or retirement of property or equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

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

The Company has not engaged in any derivative transactions or hedging activities during the three month periods ending March 31, 2015 and 2014, respectively.

Related Parties

The Company follows the provisions of ASC 850—Related Party Transactions & Disclosures relating to the identification of related parties and disclosure of related party transactions.

Our financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows the guidance of ASC 450—Contingencies when accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that may be pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of ASC 505-50.

Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Deferred Tax Assets and Income Tax Provision

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740—Income Taxes. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements such as stock options, convertible note shares and warrants.

For the three month reporting periods ended March 31, 2015 and 2014, the Company had 433,333 and 100,000 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

Subsequent Events

The Company will evaluate and disclose if indicated, subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Accounting Standards Update

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of Significant Accounting Policies, continued

sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Management believes that recently issued standards, both effective and not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2015 of $298,977, a net loss for the three months ended March 31, 2015 of $19,547 and net cash used in operating activities of $16,094 for the three months ended March 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The audit report of our independent registered public accounting firm, dated December 18, 2015, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Property and Equipment

	March 31, 2015	December 31, 2014
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(13,635)	(12,815)
	$9,831	$10,651

Depreciation and amortization expense for the three month periods ended March 31, 2015 and 2014 totaled $820 and $875, respectively.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Capital Structure

The Company is authorized to issue 25,000,000 shares of $.0001 par value preferred stock and 100,000,000 shares of $.0001 par value, non-assessable, common stock. Each common stock share has one voting right and the right to dividends, if and when declared by the board of directors.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Common Stock

The Company had 16,070,000 shares of common stock, par value $0.0001, outstanding at March 31, 2015 and December 31, 2014, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through March 31, 2015, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

On May 19, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and Director. The note is payable on demand and bears interest at 12% per annum. No payments have been made on this note through March 31, 2015.

On October 28, 2014, the Company issued a $20,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matures in full on or before October 28, 2016. No payments have been made on this note through March 31, 2015 leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

On October 31, 2014, the Company issued a $4,000 to Ms. Skalko, our President, CEO, and a Director, which will be due in full on demand. No payments have been made on this note through March 31, 2015. There is no interest accruing on this Note.

On January 23, 2015 the Company issued an unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note through March 31, 2015, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

Advances from related parties

From time to time, our, CEO and Director of the Company advances funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Related Party Transactions and Notes Payable, continued

Advances from related parties consisted of the following:

	March 31, 2015	December 31, 2014
Advances from Ms. Skalko, President, CEO and Director	$4,100	$8,100
Advances from Mr. James Beshara, CFO, Secretary, Treasurer and Director	5,000	—
	$9,000	$8.100

Note 7 - Commitments and Contingencies

The Company follows the guidance of ASC 450—Contingencies when accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Note 8 - Subsequent Events

On April 10, 2015, the Board of Directors of the Company accepted the resignation of Terry L. Johnson, CPA (“Johnson”) as the Company’s independent registered public accounting firm, effective as of that date. Johnson’s reports on the financial statements of the Company for its last fiscal year ended December 31, 2013 did not contain an adverse or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: The Company’s Audited Financial statements for the fiscal year ended December 31, 2013, contained an explanatory paragraph concerning uncertainty as to our ability to continue as a going concern.

On May 8, 2015, the Board of Directors approved and ratified the appointment of John Scrudato, CPA (“Scrudato”) to serve as the Company’s new independent registered public accounting firm, effective as of May 8, 2015.

On May 21, 2015, the Company executed a 12% convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. This note is convertible into common stock of the Company at $.15 per share.

On August 31, 2015, the Company executed a 12% convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal amount of $20,000, which will be due in full on or before August 31, 2017. No interim payments are due under this Note. This note is convertible into common stock of the Company at $.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

House of Bods, Inc. was incorporated in the state of Delaware on October 13, 2010. Our business operations were originally conducted under a wholly owned subsidiary, BODS…Transcending Company (BODT), which was incorporated in the state of Florida on September 11, 2007. BODT was terminated on September 26, 2014 after the Company determined that it no longer needed to continue to operate through a subsidiary and transferred all of its operations to House of Bods Fitness, Inc.

Our founder and Chief Executive Officer, Tammy Skalko, is our only full-time employee, and we currently have no part-time employees or contracted dance/fitness instructors. Ms. Skalko has recently developed her own dance fitness program, which has become very popular with our clients since she began teaching the program. Our fitness program, created for women, works out “body and mind,” elevating the spirit while burning calories. The mantra of “anything is possible if you believe baby” runs through the program and “sweat yourself sexy” is one of the many tenets of the fun dance sessions encompassing our fitness program. Our new approach to exercise, making exercise fun through dance, TRX training, and kickboxing, takes the bore and lack of motivation out of traditional exercising and entices the audience with flirty, fun and sexy moves that keep them wanting more. Our program creates a style of exercise that captivates our participants in such a way that it keeps them moving. Our “fun” atmosphere motivates the individual to keep going, while benefiting from the exercise. Ms. Skalko, our CEO, has led a hectic life as the mother of 4 children. She has personally found that the House of Bods Fitness program has helped her maintain her figure and given her the energy required to run a business and raise her children.

The Company has recently focused on training and business development and therefore does not presently have any dance studios open. Ms. Skalko continues to provide clients with private training sessions in their homes. These clients each average two sessions per week at $20-$25 per session. The Company counts a client as any individual who has purchased at least one class or personal training session. The Company is currently looking for a suitable site to lease or purchase to resume dance classes and training sessions. The Company intends to resume classes and increase personal training sessions within 30 days of acquiring a facility. After reviewing some major markets in Atlanta, LA, Toronto, Daytona Beach and Austin, TX, the Company has settled its search for an appropriate facility to the South Florida regions, including Boca Raton, West Palm Beach and/or Ft. Lauderdale as the most promising. These areas combine the Company’s need for affordable space together with demographics most likely to desire the Company’s unique brand of fitness (among other things: disposable income and openness towards trendy, sexy, dancing.). The Company will be focusing their efforts over the coming year to acquiring an acceptable facility and reinstituting classes.

Recent Developments

None

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The Company is still in its formative stages with minimal sales and operations. A summary of operations for the three month periods ending March 31, 2015 and 2014, respectively, is as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$5,930	$2,303
Operating expenses	25,477	4,576
Loss before income tax provision	(19,547)	(2,273)
Net loss	(19,547)	(2,273)

Liquidity and Capital Resources

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2015 we had an accumulated deficit of $298,977.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2015 of $298,977, a net loss for the three months ended March 31, 2015 of $19,547 and net cash used in operating activities of $16,094 for the three months ended March 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds. The audit report of our independent registered public accounting firm, dated December 18, 2015, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BODT through September 26, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Income Tax Provision. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns pursuant to the provisions of ASC 740—Income Taxes. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2015, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of minimal funding and resulting lack of administrative support and lack of segregation of duties.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on December 3, 2014

10.4	Promissory Note dated September 13, 2013 payable to Edward Beshara, incorporated by reference to Exhibit 10.4 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.5	Promissory Note dated May 19, 2014 payable to Tammy Skalko, incorporated by reference to Exhibit 10.5 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.6	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara, incorporated by reference to Exhibit 10.6 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.7	Promissory Note dated October 31, 2014, payable to Tammy Skalko, incorporated by reference to Exhibit 10.7 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.8	Convertible promissory note dated January 23, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.8 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.9	Convertible Promissory Note dated May 21, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on December 24, 2014

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

House of BODS Fitness, Inc.

Date: February 22, 2016	By:	/s/ Tammy Skalko
Tammy Skalko
President, Chief Executive Officer

Date: February 22, 2016	By:	/s/ James Beshara
James Beshara
Principal Financial Officer

