Form 10-Q
period 2015-06-30
House of BODS Fitness, Inc.
filed 2016-02-23
CIK 1584489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, as filed on December 24, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$17,482	$1,656
Total current assets	17,482	1,656

Property and equipment, net	9,011	10,651
Total other assets
Total Assets	$26,493	$12,307

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accrued interest – related party	$4,272	$-
Due to related parties	4,100	8,100
Notes payable – related party	10,000	-
Total current liabilities	18,372	8,100

Notes payable – related parties	80,000	30,000
Total long-term liabilities	80,000	30,000
Total liabilities	98,372	38,100

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; none issued or outstanding at June 30, 2015 or December 31, 2014, respectively	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,070,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(325,516)	(279,430)
Total stockholders’ deficit	(71,879)	(25,793)
Total liabilities and stockholders’ deficit	$26,493	$12,307

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$—	$820	$5,930	$3,123

Operating expenses
Compensation – related party	3,300	764	8,400	3,035
Other general and administrative expenses	23,239	5,352	43,616	7,659
Total operating expenses	26,539	6,116	52,016	10,692
Loss from operations	(26,539)	(5,296)	(46,086)	(7,569)
Loss before provision for income taxes	(26,539)	(5,296)	(46,086)	(7,569)
Income tax provision	—	—	—	—
Net loss	$(26,539)	$(5,296)	$(46,086)	$(7,569)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted-average common shares outstanding -basic and diluted	16,070,000	16,070,000	16,070,000	16,070,000

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Month Period Ended June 30, 2015

	Common Shares,
	$.0001 Par
	Value Per Share		Additional		Stockholders’
	Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2015	16,070,000	$1,607	$252,030	$(279,430)	$(25,793)

Net loss				(46,086)	(46,086)

Balance June 30, 2015	16,070,000	$1,607	$252,030	$(325,516)	$(71,879)

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(46,086)	$(7,569)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,640	2,555

Changes in operating assets and liabilities:
Accounts payable / bank overdraft	—	(13)
Accrued interest - related party	4,272	—
Advances from (to) related parties	(4,000)	5,100

Net cash provided by operating activities	(44,174)	73

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Note payable – related party (current)	10,000	—
Note payable – related party (long-term)	50,000	—

Net cash provided by financing activities	60,000	—

Net cash decrease in cash and cash equivalents	15,826	73
Cash and cash equivalents - beginning of period	1,656	—
Cash and cash equivalents - end of period	$17,482	$73

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities	$—	$—

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

The condensed consolidated financial statements as of June 30, 2015 and for the three month and six month periods ended June 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of operations for the six month periods ended June 30, 2015 and 2014, the statement of shareholders’ deficit for the three months and six months ended June 30, 2015 and the statements of cash flows for the six month periods ended June 30, 2015 and 2014. The condensed consolidated results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on December 24, 2015.

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

The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. There were no impairment charges recognized for the six month periods ending June 30, 2015 and 2014, respectively.

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

The Company has not engaged in any derivative transactions or hedging activities during the six month periods ending June 30, 2015 and 2014, respectively.

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

For the three and six month reporting periods ended June 30, 2015 and 2014, the Company had 433,333 and 100,000 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

Subsequent Events

The Company will evaluate and disclose if indicated, subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Accounting Standards Update

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2015 of $325,516, a net loss for the six months ended June 30, 2015 of $46,086 and net cash used in operating activities of $44,174 for the six months ended June 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 - Property and Equipment

	June 30, 2015	December 31, 2014
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(14,455)	(12,815)
	$9,011	$10,651

Depreciation and amortization expense for the three and six month periods ended June 30, 2015 and 2014 totaled $820 and $1,680 and $1,64 and $1,760, respectively.

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Common Stock

The Company had 16,070,000 shares of common stock, par value $0.0001 per share, outstanding at June 30, 2015 and December 31, 2014, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through June 30, 2015, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

On May 19, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and Director. The note is payable on demand and bears interest at 12% per annum. No payments have been made on this note through June 30, 2015.

On October 28, 2014, the Company issued a $20,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matures in full on or before October 28, 2016. No payments have been made on this note through June 30, 2015 leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

On October 31, 2014, the Company issued a $4,000 to Ms. Skalko, our President, CEO, and a Director, which will be due in full on demand. No payments have been made on this note through June 30, 2015. There is no interest accruing on this Note.

On January 23, 2015 the Company issued an unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, through June 30, 2015, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

On May 21, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Related Party Transactions and Notes Payable

Advances from related parties

From time to time, our, CEO and Director of the Company advances funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

Advances from related parties consisted of the following:

	June 30, 2015	December 31, 2014
Advances from Ms. Skalko, President, CEO and Director	$4,100	$8,100

	$4,100	$8,100

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

Recent Developments

None

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

The Company is still in its formative stages with minimal sales and operations. A summary of operations for the three month and six month periods ending June 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$820	$5,930	$3,123
Operating expenses	26,539	6,116	52,016	10,692
Loss before income tax provision	(26,539)	(5,296)	(46,086)	(7,569)
Net loss	(26,539)	(5,296)	(46,086)	(7,569

Liquidity and Capital Resources

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2015 we had an accumulated deficit of $325,516.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2015 of $325,516, a net loss for the six months ended June 30, 2015 of $46,086 and net cash used in operating activities of $44,174 for the six months ended June 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2015, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of minimal funding and resulting lack of administrative support and lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on December 3, 2014

10.4	Promissory Note dated September 13, 2013 payable to Edward Beshara, incorporated by reference to Exhibit 10.4 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.5	Promissory Note dated May 19, 2014 payable to Tammy Skalko, incorporated by reference to Exhibit 10.5 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.6	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara, incorporated by reference to Exhibit 10.6 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.7	Promissory Note dated October 31, 2014, payable to Tammy Skalko, incorporated by reference to Exhibit 10.7 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.8	Convertible promissory note dated January 23, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.8 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.9	Convertible Promissory Note dated May 21, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on December 24, 2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

House of BODS Fitness, Inc.,

Date: February 22, 2016	By:	/s/ Tammy Skalko
Tammy Skalko
President, Chief Executive Officer
(Principal Financial Officer) and Director

Date: February 22, 2016	By:	/s/ James Beshara
James Beshara
Principal Financial Officer

