Form 10-Q
period 2015-09-30
House of BODS Fitness, Inc.
filed 2016-02-23
CIK 1584489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of February __, 2016, there were 16,070,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,578	$1,656
Total current assets	10,578	1,656

Property and equipment, net	8,191	10,651
Total Assets	$18,769	$12,307

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accrued interest – related party	$7,600	—
Due to related parties	4,100	8,100
Notes payable – related party	10,000	—
Total current liabilities	21,700	8,100

Notes payable – related parties	100,000	30,000
Total long-term liabilities	100,000	30,000
Total liabilities	121,700	38,100

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; none issued or outstanding at September 30, 2015 or December 31, 2014, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,070,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(356,568)	(279,430)
Total stockholders’ deficit	(102,931)	(25,793)
Total liabilities and stockholders’ deficit	$18,769	$12,307

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$6,940	$3,500	$12,870	$6,623

Operating expenses
Compensation – related party	8,740	—	17,140	3,035

Other general and administrative expenses	29,252	4,063	72,868	11,720
Total operating expenses	37,992	4,063	90,008	14,755
Loss from operations	(31,052)	(563)	(77,138)	(8,132)
Loss before provision for income taxes	(31,052)	(563)	(77,138)	(8,132)
Income tax provision	—	—	—	—
Net loss	$(31,052)	$(563)	$(77,138)	$(8,132)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted-average common shares outstanding -basic and diluted	16,070,000	16,070,000	16,070,000	16,070,000

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Month Period Ended September 30, 2015

	Common Shares,
	$.0001 Par
	Value Per Share		Additional		Stockholders’
	Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2015	16,070,000	$1,607	$252,030	$(279,430)	$(25,793)

Net loss				(77,138)	(77,138)

Balance September 30, 2015	16,070,000	$1,607	$252,030	$(356,568)	$(102,931)

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(77,138)	$(8,132)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,460	2,555

Changes in operating assets and liabilities:
Accounts payable / bank overdraft	—	(13)
Accrued interest - related party	7,600	—
Advances from (to) related parties	(4,000)	12,837

Net cash provided by (used in) operating activities	(71,078)	7,247

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Note payable – related party (current)	10,000	—
Note payable – related party (long-term)	70,000	—

Net cash provided by financing activities	80,000	—

Net increase in cash and cash equivalents	8,922	7,247
Cash and cash equivalents - beginning of period	1,656	—
Cash and cash equivalents - end of period	$10,578	$7,247

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities	$—	$—

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

The condensed consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015, and the results of operations for the nine month periods ended September 30, 2015 and 2014, the statement of shareholders’ deficit for the three and nine months ended September 30, 2015 and the statements of cash flows for the nine month periods ended September 30, 2015 and 2014. The condensed consolidated results of operations for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014. Certain prior year balances have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on December 24, 2015.

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

The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. There were no impairment charges recognized for the nine month periods ending September 30, 2015 and 2014, respectively.

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

The Company has not engaged in any derivative transactions or hedging activities during the nine month periods ending September 30, 2015 and 2014, respectively.

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

For the three and nine month reporting periods ended September 30, 2015 and 2014, the Company had 433,333 and 100,000 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2015 of $356,568, a net loss for the nine months ended September 30, 2015 of $77,138 and net cash used in operating activities of $71,078 for the nine months ended September 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Note 4 – Property and Equipment

	September 30, 2015	December 31, 2014
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(15,275)	(12,815)
	$8,191	$10,651

Depreciation and amortization expense for the three and nine month periods ended September 30, 2015 and 2014 totaled $820 and $795 and $2,460 and $2,555, respectively.

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At September 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Common Stock

The Company had 16,070,000 shares of common stock, par value $0.0001, outstanding at September 30, 2015 and December 31, 2014, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through September 30, 2015, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

On May 19, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and Director. The note is payable on demand and bears interest at 12% per annum. No payments have been made on this note through September 30, 2015.

On October 28, 2014, the Company issued a $20,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matures in full on or before October 28, 2016. No payments have been made on this note through September 30, 2015 leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

On October 31, 2014, the Company issued a $4,000 to Ms. Skalko, our President, CEO, and a Director, which will be due in full on demand. No payments have been made on this note through September 30, 2015. There is no interest accruing on this Note.

On January 23, 2015 the Company issued an unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, through September 30, 2015, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

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

Advances from related parties consisted of the following:

	September 30, 2015	December 31, 2014
Advances from Ms. Skalko, President, CEO and Director	$4,100	$8,100

	$4,100	$8.100

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

Note 8 – Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

House of Bods, Inc. was incorporated in the state of Delaware on October 13, 2010. Our business operations were originally conducted under a wholly owned subsidiary, BODS…Transcending Company (BODT), which was incorporated in the state of Florida on September 11, 2007. BODT was terminated on September 26, 2014 after the Company determined that it no longer needed to continue to operate through a subsidiary and transferred all of its operations to House of Bods, Inc.

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

Recent Developments

Have there been any material changes in the Company’s business, revenues or operations since your FYE?

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

The Company is still in its formative stages with minimal sales and operations. A summary of operations for the three and nine month periods ending September 30, 2015 and 2014, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$6,940	$3,500	$12,870	$6,623
Operating expenses	37,992	4,063	90,008	14,755
Loss before income tax provision	(31,052)	(563)	(77,138)	(8,132)
Net loss	(31,052)	(563)	(77,138)	(8,132)

Liquidity and Capital Resources

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2015 we had an accumulated deficit of $356,568

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2015 of $356,568, a net loss for the nine months ended September 30, 2015 of $77,138 and net cash used in operating activities of $71,078 for the nine months ended September 30, 2015. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2015, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of minimal funding and resulting lack of administrative support and lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

