Form 10-K
period 2015-12-31
House of BODS Fitness, Inc.
filed 2016-04-14
CIK 1584489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

[  ] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,070,000 shares of common stock are issued and outstanding as of April 13, 2016.

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

Online Videos and DVDs

Upon receipt of sufficient working capital, we propose to produce our first dance fitness video series and our initial infomercial. In order to produce and launch our fitness video series, the Company has commenced research for a contractor to film and mass produce the series. Ms. Skalko has already started planning for the content of the videos. She will be the primary instructor in the video series alongside several independently contracted instructors who will show modified versions of the various routines. The next step, which may take up to six months to complete, will be to prepare for the filming. This may include a model search, script editing and securing an appropriate location. Our plan calls for the initial DVD series to contain four DVDs with different styles of dance fitness on each. Customers will be able to purchase the DVDs individually or as a set. Based on research done by the Company, we believe the cost to produce and package a DVD series may be $16.97 per set or $4.25 per individual DVD. We anticipate charging $69.99 for each set or $16.99 per individual DVD. The four styles are:

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

Certain Relationships and Related Transactions

From November 2007 to November 2013, the Company did not pay any rent for the use of the facility that housed our fitness operations. The facility was 100% owned by an entity owned by the Company’s majority shareholder. There was no agreement for the Company to pay rent, nor was there a binding agreement for use of the facility to be provided indefinitely on a rent-free basis. The fair value of this arrangement was reflected in the financial statements as rent expense and a capital contribution by a shareholder. The Company ceased operations at this facility in October 2013. The Company recorded rent expense of $16,200 for the period ended December 31, 2013. The Company leased storage and video filming space in 2014 and recorded rent expense of $2,806 for the period ending December 31, 2014. The Company recorded $1,033 in rent expense for the period ending December 31, 2015.

The Company has one convertible promissory note dated September 13, 2013, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $10,000, which was due in full on or before September 13, 2015. This Note is now month to month. No payments have been made on this note for the fiscal year ended December 31, 2015 and 2014 respectively, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company had a note dated May 19, 2014, payable to Ms. Skalko, our President, CEO and Director, with an original principal balance of $4,000, which was payable on demand. The note was paid-in-full in February 2015.

The Company has one convertible promissory note dated October 28, 2014, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $20,000, which will be due in full on or before October 28, 2016. No payments have been made on this note for the fiscal years ending December 31, 2015 or 2014, respectively, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated October 31, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which will be due in full on demand. No payments have been made on this note for the fiscal years ended December 31, 2015 or 2014, respectively, leaving a balance of $4,000. There is no interest accruing on this Note.

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

On October 26, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before October 26, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.10 per share.

On January 16, 2016, the Company executed an unsecured convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before January 16, 2018. The note carries an interest rate of 12% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

On March 29, 2016, the Company executed an unsecured convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before March 29, 2018. The note carries an interest rate of 20% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

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

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2015 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $386,851 as of December 31, 2015 and have limited revenues. Our future is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months due to our ability to issue debt and equity securities, seek strategic partners and our current proposal to initiate additional revenue streams through our proposed dance fitness DVD’s, the opening of a new studio, and our online community membership fees.

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

Holders of Common Stock

As of April 13, 2016, there were 40 holders of record of our common stock. As of such date, 16,070,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

For the year ended December 31, 2015 compared to the year ended December 31, 2014:

The Company has had very limited operations for the years ended December 31, 2015 and 2014, with revenues totaling $17,855 and $12,837 during these periods, respectively. The Company ceased operations in a facility that was being used to conduct exercise classes in October 2013 due to the financial constraints and has since focused on developing DVD and online potential operations, while continuing its fundraising efforts. Accordingly, year-over-year analysis provides limited insight into the Company’s operations.

Total Expenses, while limited, increased sharply in 2015 over 2014, totaling $125,276 in 2015 compared to $42,433 for the prior year. The increase of $82,843 was mainly attributable to professional fees relating to the Company’s efforts to become current in its public reporting requirements. Legal fees increased between the periods by $15,500, as did accounting and audit related expenses. Interest expense also increased by approximately $12,000 between the periods reflecting the $100,000 increase in borrowing via notes payable to related parties. Absent an equity transaction to provide necessary operating capital, increase in debt, particularity to related parties, can be expected to continue into the foreseeable future.

The net loss for the years ended December 31, 2015 and 2014 was $107,421 and $32,503 respectively.

Liquidity and capital resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2015, the Company had a net loss of $107,421. As of December 31, 2015, the Company has a working capital deficit of $20,585. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the year ended December 31, 2015 we did not raise any from the sale of common stock. During this period, we raised $120,000 through the issuance of notes payable, the majority of which was used to cover operating expenses and professional services.

We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2015, we had an accumulated deficit of $386,851.

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at December 31, 2015 of $386,851, and a net loss of $107,421. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The independent auditors’ audit report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Summary of Significant Accounting Principles” in Part II, Item 8 of this Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

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

Based on this evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2015, our executive officers and directors, and persons who own more than 10% of our common stock were not required to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to:

●	All individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year, and

●	The Company’s two most highly compensated executive officers other than the principal executive officer serving at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

2015 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Tammy Skalko, CEO and	2015	$27,501	$0	$0	$0	$0	$0	$0	$27,501
President	2014	$8,495	$0	$0	$0	$0	$0	$0	$8,495
James Beshara, CFO,	2015	$0	$0	$0	$0	$0	$0	$0	$0
Secretary and Treasurer	2014	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no outstanding equity awards to be received by any of the Company’s officers, directors, or employees at December 31, 2015.

Director Compensation

All compensation, if any, paid to our employee directors is set forth in the tables summarizing executive officer compensation above. Since the Company’s inception (October 13, 2010) through the end of the 2015 fiscal year, non-employee directors were not entitled to receive, and did not receive, any stock options or other forms of compensation and there are currently no agreements in effect entitling them to compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of April 13, 2016, by:

●	Each Named Executive Officer and director

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and

●	All executive officers and directors as a group.

As of April 13, 2016, there were 16,070,000 shares of our common stock outstanding.

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

From November 2007 to November 2013, the Company did not pay any rent for the use of the facility that housed our fitness operations. The facility was 100% owned by an entity owned by the Company’s majority shareholder. There was no agreement for the Company to pay rent, nor was there a binding agreement for use of the facility to be provided indefinitely on a rent-free basis. The fair value of this arrangement was reflected in the financial statements as rent expense and a capital contribution by a shareholder. The Company ceased operations at this facility in October 2013. The Company recorded rent expense of $16,200 for the period ended December 31, 2013. The Company leased storage and video filming space in 2014 and recorded rent expense of $2,806 for the period ending December 31, 2014. The Company recorded rent expense of $1,033 for the period ending December 31, 2015.

The Company has one convertible promissory note dated September 13, 2013, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $10,000, which was due in full on or before September 13, 2015. This Note is now month to month. No payments have been made on this note for the fiscal year ended December 31, 2015, and 2014, respectively, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company had one note dated May 19, 2014, payable to Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which Note was paid in February 2015.

The Company has one convertible promissory note dated October 28, 2014, from Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director, with an original principal balance of $20,000, which will be due in full on or before October 28, 2016. No payments have been made on this note for the fiscal years ending December 31, 2015 and 2014 respectively, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

The Company has one note dated October 31, 2014, from Ms. Skalko, our President, CEO, and a Director, with an original principal balance of $4,000, which will be due in full on demand. No payments have been made on this note for the fiscal year ended December 31, 2015, leaving a balance of $4,000. There is no interest accruing on this Note.

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

The Company has one Convertible Promissory Note dated October 26, 2015 from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before October 26, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.10 per share.

The Company has one Convertible Promissory Note dated January 16, 2016, from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before January 16, 2018. The note carries an interest rate of 12% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

The Company has one Convertible Promissory Note dated March 29, 2016, from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before March 29, 2018. The note carries an interest rate of 20% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended December 31, 2015 and 2014 for professional services rendered by the Company’s independent registered public accounting firms

Fees	2015	2014
Audit Fees	$10,000	$8,207
Audit-related Fees	0	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$10,000	$8.207

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q for the quarterly periods during 2015 and 2014 respectively.

Audit-related Fees

During the 2015 and 2014 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2014 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

3.	Exhibits

The following exhibits are filed as part of the report or are incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrants Registration Statement on Form S-1 filed with the Commission on August 16, 2013
3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrants Registration Statement on Form S-1 filed with the Commission on August 16, 2013
4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrants Registration Statement on Form S-1 filed with the Commission on August 16, 2013
10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrants Registration Statement on Form S-1 filed with the Commission on August 16, 2013
10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrants Registration Statement on Form S-1 filed with the Commission on August 16, 2013
10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrants Registration Statement on Form S-1/A filed with the Commission on December 3, 2014;
10.4	Promissory Note dated September 13, 2013 payable to Edward Beshara, incorporated by reference to Exhibit 10.4 to the Registrant’s 10-K filed with the Commission on December 24, 2014
10.5	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara, incorporated by reference to Exhibit 10.6 to the Registrant’s 10-K filed with the Commission on December 24, 2014
10.6	Promissory Note dated October 31, 2014, payable to Tammy Skalko, incorporated by reference to Exhibit 10.7 to the Registrant’s 10-K filed with the Commission on December 24, 2014
10.7	Convertible promissory note dated January 23, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.8 to the Registrant’s 10-K filed with the Commission on December 24, 2014
10.8	Convertible Promissory Note dated May 21, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on December 24, 2014
10.9*	Convertible Promissory Note dated October 26, 2015 payable to James Beshara;
10.10*	Convertible Promissory Note dated January 16, 2016 payable to James Beshara;
10.11*	Convertible Promissory Note dated March 29, 2016 payable to James Beshara;

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

●	*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSE OF BODS FITNESS, INC.

Dated: April 14, 2016	By:	/s/ Tammy Skalko
Tammy Skalko
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tammy Skalko	President, CEO and Director (principal executive officer)	April 14, 2016
Tammy Skalko

/s/ James Beshara	CFO, Secretary, Treasurer and Director (principal financial officer and principal accounting officer)	April 14, 2016
James Beshara

HOUSE OF BODS FITNESS, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

House of BODS Fitness, Inc.

We have audited the accompanying balance sheet of House of BODS Fitness, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of House of BODS Fitness, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
April 13, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$5,286	$1,656
Total current assets	5,286	1,656

Property and equipment, net	7,371	10,651
Total Assets	$12,657	$12,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from officer	$4,100	$8,100
Accrued interest – related party	11,771
Notes payable – related party	10,000
Total current liabilities	25,871	8,100

Long-term liabilities
Notes payable – related parties	120,000	30,000
Total long-term liabilities	120,000	30,000
Total liabilities	145,871	38,100

Stockholders’ deficit:
Preferred stock, $.0001 par value, authorized 25,000,000 shares; none outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 16,070,000 issued and outstanding as of December 31, 2014 and 2013, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(386,851)	(279,430)
Total stockholders’ deficit	(133,214)	(25,793)
Total liabilities and stockholders’ deficit	$12,657	$12,307

See accompanying notes to consolidated financial statements

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenue	$17,855	$12,837
Cost of revenue	-	2,907
Gross profit	17,855	9,930

Expenses
Compensation – related party	27,501	-
General and administrative	97,775	42,433
Total expenses	125,276	42,433

Net income (loss) before income taxes	(107,421)	(32,503)
Provision for income taxes	-	-
Net income (loss)	$(107,421)	$(32,503)

Net loss per weighted share basic and fully diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding, basic and fully diluted	16,070,000	16,070,000

See accompanying notes to consolidated financial statements

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance January 1, 2014	16,070,000	$1,607	$252,030	$(246,927)	$6,710

Net loss	-	-	-	(32,503)	(32,503)
Balance December 31, 2014	16,070,000	1,607	252,030	(279,430)	(25,793)

Net loss	-	-	-	(107,421)	(107,421)
Balance December 31, 2015	16,070,000	$1,607	$252,030	$(386,851)	$(133,214)

See accompanying notes to consolidated financial statements

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(107,421)	$(32,503)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,280	3,275
Changes in operating assets and liabilities:
Other assets	-	2,797
Accrued interest – related party	11,771	-
Advances from related party	(4,000)	-
Net cash used in operating activities	(96,370)	(26,431)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from officer loan	-	8,100
Note payable – related party (current)	10,000	20,000
Note payable – related party (long-term)	90,000	-
Net cash provided by financing activities	100,000	28,100

Net increase (decrease) in cash	3,630	1,669
Cash and cash equivalents - beginning of year	1,656	(13)
Cash and cash equivalents - end of year	$5,286	$1,656

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

Non Cash Investing and Financing Activities
	$-	$-

The accompanying notes are an integral part of the financial statements.

HOUSE OF BODS FITNESS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

Organization

House of BODS Fitness, Inc. (the “Company,” “HOB,” “we,” “our,” or “us”) was incorporated in Delaware on October 13, 2010. We acquired BODS Transcending Company (“BODT”) on October 21, 2010. BODT was incorporated in the state of Florida on September 11, 2007 and was terminated on September 26, 2014. In 2014, the Company determined that it no longer needed to continue to operate through a subsidiary and all of its operations were transferred to Company.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2015 of $386,851, a net loss for the year ended December 31, 2015 of $107,421 and net cash used in operating activities of $96,370 for the period. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The audit report of our independent registered public accounting firm includes an explanatory paragraph addressing the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of significant accounting principles

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

Note 3 - Summary of Significant Accounting Policies, continued

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary BODT, through December 31, 2015. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has adopted an annual accounting period of January through December.

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

Revenues from the sale of our exercise, dance and training programs is recognized when:

●	Persuasive evidence of an arrangement exists;

●	The dance or exercise session has been completed in accordance with the terms of the arrangement;

●	The price, generally on a per session basis to the customer, is fixed and determinable; and

●	Collectability is reasonably assured.

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

Note 3 - Summary of Significant Accounting Policies, continued

(iii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) the lack of certainty its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and, when present, trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

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

Note 3 - Summary of Significant Accounting Policies, continued

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

The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. There were no impairment charges recognized for the nine month periods ending December 31, 2015 and 2014, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of five (5) to seven (7) years. Upon sale or retirement of property or equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Note 3 - Summary of Significant Accounting Policies, continued

The Company has not engaged in any derivative transactions or hedging activities during the years ending December 31, 2015 and 2014, respectively.

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

Note 3 - Summary of Significant Accounting Policies, continued

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

For the years ended December 31, 2015 and 2014, the Company had 433,333 and 100,000 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

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

Note 4 - Property and Equipment

	2015	2014
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(16,095)	(12,815)
	$7,371	$10,651

Depreciation and expense was $3,280 and $3,275 for the years ended December 31, 2015 and 2014, respectively.

Note 5 - Income Taxes

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

The Company had no income tax expense (benefit) for the years ended December 31, 2015 and 2014. At December 31, 2015, the Company had approximately $320,000 of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is approximately summarized as follows:

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forwards	$320,000	$279,000
Deferred tax asset	320,000	279,000
Less: Valuation allowance	(320,000)	(279,000)
Net deferred tax asset	$-	$-

The Company’s reconciliation of the top Federal tax rate applied to the net income per book to the overall effective tax rate per the income tax provision is as follows:

	December 31,
	2015	2014
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Valuation allowance	38	38
	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $320,000 and $279,000 at December 31, 2015 and 2014, respectively, due to the uncertainty of realizing the future tax benefits. The valuation allowance increased by $41,000 attributable to the NOL reported for the year ended December 31, 2015.

Note 6-Capital Structure

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At December 31, 2015 and 2014, there were no shares of preferred stock outstanding, respectively.

Note 6 - Capital Structure, continued

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value, non-assessable, common stock. At December 31, 2015 and 2014, there were 16,070,000 common shares outstanding, respectively. Each common stock share has one voting right and the right to dividends, if and when declared by the board of directors.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 7 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through December 31, 2015, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

On May 19, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and Director. The note was payable on demand and bears interest at 12% per annum, which Note was paid in February 2015.

On October 28, 2014, the Company issued a $20,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matures in full on or before October 28, 2016. No payments have been made on this note through December 31, 2015 leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

On October 31, 2014, the Company issued a $4,000 to Ms. Skalko, our President, CEO, and a Director, which is due in full on demand. No payments have been made on this note through December 31, 2015. There is no interest accruing on this Note.

On January 23, 2015 the Company issued a $20,000 unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

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

On October 26, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before October 26, 2017. No interim payments are due under this Note. No payments have been made on this note, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.10 per share.

Advances from related parties

From time to time, our, CEO and Director of the Company advances funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand. In February 2015, the Company repaid $4,000 of these loans.

Advances from related parties consisted of the following:

	December 31, 2015	December 31, 2014
Advances from Ms. Skalko, President, CEO and Director	$4,100	$8,100
	$4,100	$8,100

Note 8 - Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2015 and 2014:

	2015	2014
Net (Loss)	$(107,421)	$(32,503)

Weighted-average common shares outstanding basic

Weighted-average common stock	16,070,000	16,070,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding- basic and diluted	16,070,000	16,070,000

Note 9 - Subsequent Events

On January 16, 2016, the Company executed an unsecured convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before January 16, 2018. The note carries an interest rate of 12% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

On March 29, 2016, the Company executed an unsecured convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $25,000, which will be due in full on or before March 29, 2018. The note carries an interest rate of 20% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

