Form 10-Q
period 2016-03-31
House of BODS Fitness, Inc.
filed 2016-05-13
CIK 1584489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 16,070,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed on April 14, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$34,747	$5,286
Total current assets	34,747	5,286

Property and equipment, net	6,546	7,371
Total Assets	$41,293	$12,657

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accrued interest – related party	$16,725	$11,771
Loan from officer	4,100	4,100
Notes payable – related party	50,000	10,000
Total current liabilities	70,825	25,871

Notes payable – related parties	130,000	120,000
Total long-term liabilities	130,000	120,000
Total liabilities	200,825	145,871

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; none issued or outstanding at March 31, 2016 or December 31, 2015, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,070,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(413,170)	(386,851)
Total stockholders’ deficit	(159,532)	(133,214)
Total liabilities and stockholders’ deficit	$41,293	$12,657

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$700	$5,930

Operating expenses
Compensation – related party	3,372	5,100

Other general and administrative expenses	23,647	20,377
Total operating expenses	27,019	25,477

Loss from operations	(26,319)	(19,547)
Loss before provision for income taxes	(26,319)	(19,547)
Income tax provision	—	—
Net loss	$(26,319)	$(19,547)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted-average common shares outstanding -basic and diluted	16,070,000	16,070,00

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Month Period Ended March 31, 2016

	Common Shares,
	$.0001 Par
	Value Per Share		Additional		Stockholders’
	Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2016	16,070,000	$1,607	$252,030	$(386,851)	$(133,214)

Net loss				(26,319)	(26,319)

Balance March 31, 2016	16,070,000	$1,607	$252,030	$(413,170)	$(159,533)

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,319)	$(19,547)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	825	820

Changes in operating assets and liabilities:
Accounts payable / bank overdraft	—	—
Accrued interest - related party	4,955	1,633
Advances from related parties	—	1,000

Net cash used in operating activities	(20,539)	(16,094)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Note payable – related party (current)	40,000	10,000
Note payable – related party (long-term)	10,000	10,000

Net cash provided by financing activities	50,000	20,000

Net increase in cash and cash equivalents	29,461	3,906
Cash and cash equivalents - beginning of period	5,286	1,656
Cash and cash equivalents - end of period	$34,747	$5,562

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities	$—	$—

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

The dance studio opened for business in 2007, and, in the years since 2007, we have provided a fitness program for over 5,000 clients. Our fitness program, created for women, works out “body and mind” elevating the sprit, while burning calories. Our new approach to exercise is to make exercise fun through dance, TRX training, and kickboxing, which takes the bore and lack of motivation out of traditional exercising. Our program creates a style of exercising that captivates our clients in such a way that it keeps them moving, while benefiting from the exercise. Our initial dance studio closed in November of 2013. During the first quarter 2016, we opened a new studio in Ft. Lauderdale, Florida.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2016 of $413,170, a net loss for the three months ended March 31, 2016 of $26,319 and net cash used in operating activities of $20,539 for the three months ended March 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The audit report of our independent registered public accounting firm, dated April 13, 2016, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

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

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

The condensed consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations for the three month periods ended March 31, 2016 and 2015, the statement of shareholders’ deficit for the three months ended March 31, 2016 and the statements of cash flows for the three month periods ended March 31, 2016 and 2015. The condensed consolidated results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015. Certain prior year balances may have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

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

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

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

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

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

The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. There were no impairment charges recognized for the three month periods ending March 31, 2016 and 2015, respectively.

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

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

The Company has not engaged in any derivative transactions or hedging activities during the three month periods ending March 31, 2016 and 2015, respectively.

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

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

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

For the three month reporting periods ended March 31, 2016 and 2015, the Company had 933,333 and 433,333 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

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

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

Accounting Standards Update

Management believes that recently issued standards, both effective and not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 4 – Property and Equipment

	March 31, 2016	December 31, 2015
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(16,920)	(16,095)
	$6,546	$7,371

Depreciation and amortization expense for the three month periods ended March 31, 2016 and 2015 totaled $825 and $820, respectively.

Note 5-Capital Structure

The Company is authorized to issue 25,000,000 shares of $.0001 par value preferred stock and 100,000,000 shares of $.0001 par value, non-assessable, common stock. Each common stock share has one voting right and the right to dividends, if and when declared by the board of directors.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

The Company had 16,070,000 shares of common stock, par value $0.0001, outstanding at March 31, 2016 and December 31, 2015, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through March 31, 2016, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

Note 6 - Related Party Transactions and Notes Payable, continued

On May 19, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and Director. The note was payable on demand and carried an interest rate of 12% per annum. This note was paid-in-full in February 2015.

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

On October 31, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and a Director, which will be due in full on demand. No payments have been made on this note through March 31, 2016. There is no interest accruing on this Note.

On January 23, 2015 the Company issued an unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note through March 31, 2016, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

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

Advances from related parties consisted of the following:

	March 31, 2016	December 31, 2015
Advances from Ms. Skalko, President, CEO and Director	$4,100	$4,100
	$4,100	$4,100

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Subsequent Events

None.

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

The Company has recently focused on training and business development and during the first quarter of 2016 opened a dance studio in Ft. Lauderdale, Florida. Ms. Skalko continues to provide clients with private training sessions in their homes. These clients each average two sessions per week at $20-$25 per session. The Company counts a client as any individual who has purchased at least one class or personal training session. The Company is currently looking for a suitable site to lease or purchase to resume dance classes and training sessions. After reviewing some major markets in Atlanta, LA, Toronto, Daytona Beach and Austin, TX, the Company has settled its search for an appropriate facility to the South Florida regions, including Boca Raton, West Palm Beach and/or Ft. Lauderdale as the most promising. These areas combine the Company’s need for affordable space together with demographics most likely to desire the Company’s unique brand of fitness (among other things: disposable income and openness towards trendy, sexy, dancing.). The Company will be focusing their efforts over the coming year to acquiring an acceptable facility and reinstituting classes.

Recent Developments

None

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The Company is still in its formative stages with minimal sales and operations. A summary of operations for the three month periods ending March 31, 2016 and 2015, respectively, is as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$700	$5,930
Operating expenses	27,019	25,477
Loss before income tax provision	(26,319)	(19,547)
Net loss	(26,319)	(19,547)

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2016, the Company had a net loss of $26,319. As of March 31, 2016, the Company has a working capital deficit of $36,078. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the quarter ended March 31, 2016 we did not raise any funds from the sale of common stock. During this period, we raised $50,000 through the issuance of notes payable to related parties, the majority of which is being used to cover operating expenses and professional services.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2016, we had an accumulated deficit of $413,170.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

We will be dependent upon loans from management and others, to finance our planned operations through the next 12 months. We do not have any known requirements for significant capital expenditures in the coming 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2016 of $413,170, a net loss for the three months ended March 31, 2016 of $26,319 and net cash used in operating activities of $20,539 for the three months ended March 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds. The audit report of our independent registered public accounting firm, dated April 13, 2016, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2016, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of minimal funding and resulting lack of administrative support and lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on December 3, 2014

10.4	Promissory Note dated September 13, 2013 payable to Edward Beshara, incorporated by reference to Exhibit 10.4 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.5	Promissory Note dated May 19, 2014 payable to Tammy Skalko, incorporated by reference to Exhibit 10.5 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.6	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara, incorporated by reference to Exhibit 10.6 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.7	Promissory Note dated October 31, 2014, payable to Tammy Skalko, incorporated by reference to Exhibit 10.7 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.8	Convertible promissory note dated January 23, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.8 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.9	Convertible Promissory Note dated May 21, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.10	Convertible Promissory Note dated October 26, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on April 14, 2016

10.11	Convertible Promissory Note dated January 16, 2016 payable to James Beshara, incorporated by reference to Exhibit 10.10 to the Registrant’s 10-K filed with the Commission on April 14, 2016

10.12	Convertible Promissory Note dated March 29, 2016 payable to James Beshara, incorporated by reference to Exhibit 10.10 to the Registrant’s 10-K filed with the Commission on April 14, 2016

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

House of BODS Fitness, Inc.

Date: May 13, 2016	By:	/s/ Tammy Skalko
Tammy Skalko
President, Chief Executive Officer

Date: May 13, 2016	By:	/s/ James Beshara
James Beshara
Principal Financial Officer

