Form 10-Q
period 2016-06-30
House of BODS Fitness, Inc.
filed 2016-08-22
CIK 1584489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 22, 2016, there were 16,070,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,678	$5,286
Total current assets	2,678	5,286

Property and equipment, net	5,721	7,371
Total Assets	$8,399	$12,657

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:

Accrued interest – related party	$25,102	$11,771
Loan from officer	4,100	4,100
Notes payable – related party	50,000	10,000
Total current liabilities	79,202	25,871

Notes payable – related parties	130,000	120,000
Total long-term liabilities	130,000	120,000
Total liabilities	209,202	145,871

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; none issued or outstanding at June 30, 2016 or December 31, 2015, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 16,070,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,607	1,607
Additional paid-in capital	252,030	252,030
Accumulated deficit	(454,440)	(386,851)
Total stockholders’ deficit	(200,803)	(133,214)

Total liabilities and stockholders’ deficit	$8,399	$12,657

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$—	$—	$700	$5,930

Operating expenses
Compensation – related party	—	3,300	3,372	8,400

Other general and administrative expenses	41,270	23,239	64,917	43,616
Total operating expenses	41,270	26,539	68,289	52,016

Loss from operations	(41,270)	(26,539)	(67,589)	(46,086)
Loss before provision for income taxes	(41,270)	(26,539)	(67,589)	(46,086)
Income tax provision	—	—	—	—
Net loss	$(41,270)	$(26,539)	$(67,589)	$(46,086)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted-average common shares outstanding -basic and diluted	16,070,000	16,070,00	16,070,000	$16,070,00

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Month Period Ended June 30, 2016

	Common Shares,
	$.0001 Par
	Value Per Share		Additional		Stockholders’
	Shares		Paid-In	Accumulated	Equity
	Issued	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2016	16,070,000	$1,607	$252,030	$(386,851)	$(133,214)

Net loss				(67,589)	(67,589)

Balance March 31, 2016	16,070,000	$1,607	$252,030	$(454,440)	$(200,803)

See accompanying notes to condensed consolidated financial statements

House of BODS Fitness, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(67,589)	$(46,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,650	1,640

Changes in operating assets and liabilities:
Accrued interest - related party	13,331	4,272
Advances from related parties	—	(4,000)

Net cash used in operating activities	(52,608)	(44,174)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Note payable – related party (current)	40,000	10,000
Note payable – related party (long-term)	10,000	50,000

Net cash provided by financing activities	50,000	60,000

Net increase (decrease) in cash and cash equivalents	(2,608)	15,826
Cash and cash equivalents - beginning of period	5,286	1,656
Cash and cash equivalents - end of period	$2,678	$17,482

Supplemental disclosures of cash flow information:
Interest paid in cash	$—	$—
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities
	$—	$—

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

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016 of $454,440, a net loss for the three and six months ended June 30, 2016 of $41,270 and $67,589, respectively, and net cash used in operating activities of $52,608 for the six months ended June 30, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.

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

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 - Summary of Significant Accounting Policies, continued

The condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015, the statement of shareholders’ deficit for the six months ended June 30, 2016 and the statements of cash flows for the six month periods ended June 30, 2016 and 2015. The condensed consolidated results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015. Certain prior year balances may have been reclassified to conform with the current year presentation. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

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

The Company has not engaged in any derivative transactions or hedging activities during the six month periods ending June 30, 2016 and 2015, respectively.

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

For the three and six month reporting periods ended June 30, 2016 and 2015, the Company had 933,333 and 433,333 potentially dilutive shares underlying convertible notes outstanding, respectively, which were not included in our income (loss) per share calculations as they were anti-dilutive.

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

House of BODS Fitness, Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Property and Equipment

	June 30, 2016	December 31, 2015
Furniture and fixtures	$12,939	$12,939
Equipment	10,527	10,527
	23,466	23,466
Less: accumulated depreciation	(17,745)	(16,095)
	$5,721	$7,371

Depreciation and amortization expense for the three and six month periods ended June 30, 2016 and 2015 totaled $825 and $1,650,and $820 and $1,680, respectively.

Note 5-Capital Structure

The Company is authorized to issue 25,000,000 shares of $.0001 par value preferred stock and 100,000,000 shares of $.0001 par value, non-assessable, common stock. Each common stock share has one voting right and the right to dividends, if and when declared by the board of directors.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001. At June 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

The Company had 16,070,000 shares of common stock, par value $0.0001, outstanding at June 30, 2016 and December 31, 2015, respectively.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Note 6 - Related Party Transactions and Notes Payable

On September 13, 2013, the Company issued a $10,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matured and was payable in full on or before September 13, 2015. This note was not paid at maturity and is now being carried on a month to month basis. No payments have been made on this note through June 30, 2016, leaving a balance of $10,000, accruing interest at a rate of 12% per annum. The note is convertible by the holder at $.10 per share.

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

On October 28, 2014, the Company issued a $20,000 unsecured convertible promissory note to Edward Beshara, the brother of James Beshara, our CFO, Secretary and Treasurer and a Director. The note matures in full on or before October 28, 2016. No payments have been made on this note through June 30, 2016 leaving a balance of $20,000, accruing interest at a rate of 12% per annum. The Note is convertible by the holder at $.10 per share.

On October 31, 2014, the Company issued a $4,000 note to Ms. Skalko, our President, CEO, and a Director, which will be due in full on demand. No payments have been made on this note through June 30, 2016. There is no interest accruing on this Note.

On January 23, 2015 the Company issued an unsecured convertible promissory note to James Beshara, our CFO, Secretary, Treasurer and Director. The note matures on January 23, 2017. No interim payments are due under this Note. No payments have been made on this note through June 30, 2016, leaving a balance of $20,000, accruing interest at a rate of 20% per annum. This note is convertible into common stock of the Company at $.15 per share.

On May 21, 2015, the Company executed a 12% convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before May 21, 2017. No interim payments are due under this Note through June 30, 2016. This note is convertible into common stock of the Company at $.15 per share.

On October 26, 2015, the Company executed a convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $20,000, which will be due in full on or before October 26, 2017. No payments have been made on this note through June 30, 2016, leaving a balance of $20,000, accruing interest at a rate of 12% per annum. This note is convertible into common stock of the Company at $.15 per share.

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

Advances from related parties consisted of the following:

	June 30, 2016	December 31, 2015
Advances from Ms. Skalko, President, CEO and Director	$4,100	$4,100
	$4,100	$4,100

Note 7 – Subsequent Events

On August 15, 2016, the Company executed an unsecured convertible promissory note evidencing a loan from James Beshara, our CFO, Secretary, Treasurer and Director, in the original principal balance of $10,000, which will be due in full on or before August 15, 2018. The note carries an interest rate of 18% per annum with no interim payments of interest or principal due on the note until maturity. This note is convertible into common stock of the Company at $.10 per share.

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

Our founder and Chief Executive Officer, Tammy Skalko, is our only full-time employee, and we currently have no part-time employees or contracted dance/fitness instructors. Ms. Skalko has recently developed her own dance fitness program, which has become very popular with our clients since she began teaching the program. Our fitness program, created for women, works out “body and mind,” elevating the spirit while burning calories. The mantra of “anything is possible if you believe baby” runs through the program and “sweat yourself sexy” is one of the many tenets of the fun dance sessions encompassing our fitness program. Our new approach to exercise, making exercise fun through dance, TRX training, and kickboxing, takes the bore and lack of motivation out of traditional exercising and entices the audience with flirty, fun and sexy moves that keep them wanting more. Our program creates a style of exercise that captivates our participants in such a way that it keeps them moving. Our “fun” atmosphere motivates the individual to keep going, while benefiting from the exercise. Ms. Skalko, our CEO, has personally found that the House of BODS Fitness program has helped her maintain her figure and given her the energy required to run a business and raise her children.

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

Recent Developments

None.

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

The Company is still in its formative stages with minimal sales and operations. A summary of operations for the three month periods ending March 31, 2016 and 2015, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$700	$5,930
Operating expenses	41,270	26,539	68,289	52,016
Loss before income tax provision	(41,270)	(26,539)	(67,589)	(46,086)
Net loss	(41,270)	(26,539)	(67,589)	(46,086)

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2016, the Company had a net loss of $67,589. As of June 30, 2016, the Company has a working capital deficit of $76,524. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and the issuance of notes payable. During the quarter ended June 30, 2016 we did not raise any funds from the sale of common stock. During this period, we raised $50,000 through the issuance of notes payable to related parties, the majority of which is being used to cover operating expenses and professional services.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $454,440.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016 of $454,440, a net loss for the six months ended June 30, 2016 of $67,589 and net cash used in operating activities of $52,608 for the six months ended June 30, 2016. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2016, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. This is primarily a result of minimal funding and resulting lack of administrative support and lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

3.2	By-laws, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

4.1	HOB Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.1	HOB Membership Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.2	HOB Share Exchange, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on August 16, 2013

10.3	Rank Executives Website Contract, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission on December 3, 2014

10.4	Promissory Note dated September 13, 2013 payable to Edward Beshara, incorporated by reference to Exhibit 10.4 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.5	Promissory Note dated May 19, 2014 payable to Tammy Skalko, incorporated by reference to Exhibit 10.5 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.6	Convertible Promissory Note dated October 28, 2014 payable to Edward Beshara, incorporated by reference to Exhibit 10.6 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.7	Promissory Note dated October 31, 2014, payable to Tammy Skalko, incorporated by reference to Exhibit 10.7 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.8	Convertible promissory note dated January 23, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.8 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.9	Convertible Promissory Note dated May 21, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on December 24, 2014

10.10	Convertible Promissory Note dated October 26, 2015 payable to James Beshara, incorporated by reference to Exhibit 10.9 to the Registrant’s 10-K filed with the Commission on April xx, 2016

10.11	Convertible Promissory Note dated January 16, 2016 payable to James Beshara, incorporated by reference to Exhibit 10.10 to the Registrant’s 10-K filed with the Commission on April xx, 2016

10.12	Convertible Promissory Note dated March 29, 2016 payable to James Beshara, incorporated by reference to Exhibit 10.10 to the Registrant’s 10-K filed with the Commission on April xx, 2016

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

House of BODS Fitness, Inc.

Date: August 22, 2016	By:	/s/ Tammy Skalko
Tammy Skalko
President, Chief Executive Officer

Date: August 22, 2016	By:	/s/ James Beshara
James Beshara
Principal Financial Officer

